Form 10QSB
period 1995-06-30
FIREPLACE MANUFACTURERS INC
filed 1995-08-14
CIK 738992

                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

  /X/             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 1995

                                      OR

  / /             TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. 0-13746

                    FIREPLACE MANUFACTURERS, INCORPORATED
          (Exact Name of Registrant as specified in its charter)

        California                                         95-3244946
(State or other jurisdiction)                       (I.R.S. Employer I.D. No.)

2701 South Harbor Boulevard  Santa Ana, California                    92704
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:    (714) 549-7782

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES  /X/            NO  / /

The number of shares outstanding of each of the Registrant's classes of Common Stock on June 30, 1995, was as follows:

Common Stock, $0.01 Par Value per share -- 3,552,500

                                    Part I

                             FINANCIAL INFORMATION

The following comparative financial statements for the quarter ended June 30, 1995, have not been audited by independent public accountants; but, in the opinion of management, all adjustments necessary to present fairly the results of operations for the period have been included.

The statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations.

It is suggested that the condensed financial statements be read in conjunction with the financial statements and accompanying notes included in the Company's 1995 Annual Report on Form 10-KSB.

                  FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                  JUNE 30           MARCH 31
                                                                    1995              1995
                                                                 ----------        ----------
ASSETS
Current Assets:
          Cash                                                     $115,777          $117,268
          Trade accounts and notes receivable,
                less allowance for doubtful accounts
                of $165,500, at June 30, 1995,
                and $175,000 at March 31, 1995                    2,810,706         2,460,725
          Inventories (Note 2)                                    3,488,782         3,501,750
          Prepaid expenses and other assets                         103,791           147,302
          Deferred Income Taxes                                     398,249           345,000
                                                                 ----------        ----------
                     TOTAL CURRENT ASSETS                         6,917,305         6,572,045

Property and Equipment at cost, Net (Note 3)                      2,255,403         2,183,029
Due from related parties (Note 6)                                   169,999           204,236
Other Assets                                                        101,885            28,864
                                                                 ----------        ----------
                                                                 $9,444,592        $8,988,174
                                                                 ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Lines of Credit                                              $1,971,340        $1,542,898
    Accounts Payable                                              3,485,487         2,931,587
    Current portion of long-term debt (Note 5)                      117,664           116,807
    Accrued Liabilities                                             679,528         1,208,182
                                                                 ----------        ----------
                TOTAL CURRENT LIABILITIES                         6,254,019         5,799,474

Long-Term Debt, less current portion (Note 5)                     1,079,308           997,562
Deferred Income Taxes                                               411,000           411,000

Preferred Stock: $1.00 par value, authorized
        1,000,000 shares authorized; none
        issued or outstanding

Common Stock: $.01 par value, authorized
        10,000,000 shares; issued and outstanding
        3,552,500 shares at June 30, 1995 and
        March 31, 1995                                               35,525            35,525

Additional Paid in capital                                          352,852           352,852

Retained Earnings                                                 1,311,888         1,391,761

                TOTAL STOCKHOLDERS' EQUITY                        1,700,265         1,780,138
                                                                 ----------        ----------
                                                                 $9,444,592        $8,988,174
                                                                 ==========        ==========


"Unaudited"
The accompanying notes are an integral part of these financial statements.

                  FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      THREE MONTHS ENDED
                                                                    JUNE              JUNE
                                                                    1995              1994
                                                                 ----------        ----------
NET SALES:

    Unaffiliated                                                 $6,198,497        $6,587,170
    Affiliate and related parties
                                                                 ----------        ----------
                                                                  6,198,497         6,587,170

Cost of Sales                                                     5,304,505         5,037,308
                                                                 ----------        ----------

    Gross Margin                                                    893,992         1,549,862

Selling, General, and Administrative Expenses                       949,311         1,105,364
                                                                 ----------        ----------

    Operating Income (Loss)                                         (55,319)          444,498

Interest and Other Expense                                           77,804            70,371
                                                                 ----------        ----------

    Earnings (Loss) before income taxes                            (133,123)          374,127

Provision for Income Taxes                                          (53,249)          149,651
                                                                 ----------        ----------

    NET EARNINGS (LOSS)                                            ($79,874)         $224,476
                                                                 ==========        ==========

Earnings (loss) per common share                                     ($0.02)            $0.06
                                                                 ==========        ==========
Weighted average number of common shares
    and common share equivalents outstanding                      3,552,500         3,522,500
                                                                 ==========        ==========


"Unaudited"

The accompanying notes are an integral part of these financial statements.

                  FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      THREE MONTHS ENDED
                                                                     JUNE             JUNE
                                                                     1995             1994
                                                                   --------         --------
CASH FLOW (LOSS) FROM OPERATING ACTIVITIES
Net earnings (loss)                                                ($79,874)        $224,476

Adjustments to reconcile net earnings (loss) to net
  cash provided by (used in) operating activities:
       Depreciation and amortization                                138,273          118,497
       Deferred income taxes                                        (53,249)          (4,000)
       Changes in operating assets and
         liabilities:
           Trade accounts and notes receivable                     (349,981)        (678,651)
           Inventories                                               12,968         (315,796)
           Prepaid expenses and other assets                        (29,510)          36,354
           Accounts payable and accrued
             liabilities                                             25,247          855,287
           Due from officer/stockholders and
             affiliates                                              34,237          (37,375)
                                                                   --------         --------
Net cash provided by (used in) operating activities                (301,889)         198,792
                                                                   --------         --------
CASH FLOW (LOSS) FROM INVESTING ACTIVITIES
Purchases of property and equipment                                (210,647)        (185,798)
Proceeds from sale of property and equipment, net
                                                                   --------         --------
Net cash provided by (used in) investing activities                (210,647)        (185,798)
                                                                   --------         --------
CASH FLOW (LOSS) FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                                          31,477
Payments on long-term debt                                           82,603
Net proceeds (payments) from revolving
  credit line                                                       428,442          (81,331)
                                                                   --------         --------
Net cash provided by (used in) financing
  activities                                                        511,045          (49,854)
                                                                   --------         --------
Net increase (decrease) in cash and cash
  equivalents                                                        (1,491)         (36,860)
Cash and cash equivalents at beginning of period                    117,268          114,839
                                                                   --------         --------
Cash and cash equivalents at end of period                         $115,777          $77,979
                                                                   ========         =========


"Unaudited"
The accompanying notes are an integral part of these financial statements.

                  FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY

              Notes to Unaudited Consolidated Financial Statements

SELECTED FINANCIAL DATA

1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its presently inactive, wholly-owned subsidiary (Fireplace Industries of California, Inc.). All material inter-company transactions have been eliminated. All adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations have been included.

2.  INVENTORIES

Inventories are comprised of:

                                          June 30            March 31
                                            1995               1995
                                         ----------         ----------
Raw Materials                            $2,363,401         $2,399,143
Work in Progress                            221,878            221,878
Finished Goods                              903,503            880,729
                                         ----------         ----------
     TOTAL                               $3,488,782         $3,501,750
                                         ==========         ==========


3.  PROPERTY AND EQUIPMENT

The Company's investment in property and equipment, at cost, less related accumulated depreciation and amortization is summarized below:

                                                        June 30            March 31
                                                          1995               1995
                                                       ----------         ----------
Machinery and Equipment                                 3,460,907          3,399,171
Tools, Dies and Molds                                   2,655,373          2,537,057
Furniture, Fixtures, and Vehicles                         596,808            596,591
Buildings and Leasehold Improvements                      154,125            140,243
Research and Development Equipment                        273,321            256,825
                                                       $7,140,534         $6,929,887
                                                       ----------         ----------
Accumulated Depreciation and Amortization               4,885,131          4,746,858

                                                       $2,255,403         $2,183,029
                                                       ==========         ==========

                  FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY

              Notes to Unaudited Consolidated Financial Statements

4.  LONG-TERM DEBT

Long-Term debt is summarized as follows:

                                                        June 30            March 31
                                                          1995               1995
                                                       ----------         ----------
Equipment term loans payable to bank,
bearing interest at the bank's prime rate
plus 1% due in monthly principal amounts
from $4,294 to $7,292 plus interest, through
March 1999.                                              $591,303           $504,585

Notes payable to a finance company, bearing
interest at 8.75% due in monthly principal
and interest payments of $2,550 through
March 2000.                                              $118,169           $119,784

Unsecured subordinated note payable, bearing
interest at 14%, principal payments due
quarterly increasing from $2,500 to $40,000
through December 2000.                                   $487,500           $490,000
                                                       ----------         ----------
                                                       $1,196,972         $1,114,369

Less current portion                                     $117,664           $116,807
                                                       ----------         ----------
                                                       $1,079,308           $997,562
                                                       ==========         ==========


The Company assumed primary responsibility for payment of the 14% subordinated note payable and interest thereon as consideration for the reacquisition of shares of the Company's stock and canceled advances from its former major stockholder, Rampart General, Inc. in 1987. This note is also collateralized by stock and property owned by Rampart General, Inc. The note is convertible into the common stock of Rampart General, Inc., a related party, and is subordinate to all of the Company's bank-related debt. The note is convertible into the common stock of Rampart General, Inc. at the rate of $1.00 per share, subject to certain antidilution provisions.

5.  RELATED PARTY TRANSACTIONS

On June 30, 1995, advances to officers stockholders and affiliates totaling $169,999 are outstanding, this represents a decrease of $34,237 from the period ended March 31, 1995. Principal payments on these advances will be due in semiannual installments over the next three years, with interest on the notes ranging from 7% to 10%. In the event that the amounts are not repaid, the principal and interest due will be charged to these individuals as compensation expense over the remaining repayment period.

                  FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY

              Notes to Unaudited Consolidated Financial Statements


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(1) Liquidity and Capital Resources

The Company has lines of credit with a bank for an aggregate $3,350,000 with an interest rate of .75 percent above prime, payable monthly. At June 30,1995, $1,971,340 was owed under the lines of credit compared to $1,542,898 at March 31, 1995. The line of credit agreements contain restrictive covenants which require maintenance of working capital and other financial ratios, prohibit the payment of dividends and have certain other limitations. The Company was in compliance with these restrictive covenants as of June
30, 1995.

Accounts receivable (before allowance for doubtful accounts) at June 30, 1995 were $2,976,239 compared to $2,635,725 at March 31, 1995. This 12.9%
increase is primarily due to an increase in sales for the three months ended June 30, 1995 from the three months ended March 31, 1995 of $1,130,667 or 21.1%.

The current ratio has dropped slightly during the quarter ended June 30,1995 to 1.11:1 from 1.13:1 at March 31, 1995. The Company believes its current efforts to control costs and spending along with better management of its accounts payable will help to improve the current ratio.

The Company has made capital additions of $210,647 in the three months ended June 30, 1995. The Company anticipates purchases to remain constant throughout the rest of fiscal year ended March 31, 1996.

(2) Results of Operation

Sales for the three months ended June 30, 1995 decreased by 6%  from the same
three month period in 1994.   This decrease is due to severe weather
conditions across the country which affected the building industry during the three months ended June 30, 1995.

Cost of sales as a percent of sales increased for the three months ended June 30, 1995 to 85.6% from 76.5% for the same period in 1994. This increase is due to higher than anticipated labor and materials cost related to the introduction of new products into manufacturing.

Selling, general, and administrative expenses were 15.3% of sales for the three months ended June 30, 1995 compared to 16.8% for the same period in 1994. This decrease was due to cost cutting attempts on the part of management including a decrease from the prior year to bonus' which are tied to net income.

Interest expense as a percent of sales increased slightly by .2% in the three months ended June 30, 1995 from the same period for 1994. This increase is due primarily to increased borrowings on a higher available line of credit which was first negotiated during the quarter ended December 31, 1994. Borrowing has increased to fund the higher materials and labor costs experienced during the quarter ended June 30, 1995.

Net income decreased by 4.7% of sales for the three months ended June 30, 1995 compared to the same period in 1994. This decrease is due to the lower sales and higher cost of goods sold experienced during the three months ended June 30, 1995

PART II -- OTHER INFORMATION

Items 1, 2, 3, 4, & 5 are inapplicable.

                  FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY

              Notes to Unaudited Consolidated Financial Statements

ITEM 6


(a)     Exhibits

(11)    Earnings Per Share:

Earnings per common share and common share equivalents are based on the weighted average number of shares and common share equivalents outstanding during the year.

Weighted average number of shares
outstanding during the period                                3,552,500

Number of common shares equivalents
and warrants outstanding, calculated
under treasury stock method,
using the average market price                               ---------
                                                             3,552,500
                                                             =========


(12)    Financial statements furnished to security holders.

        None furnished this quarter.

Other Exhibits are omitted because they are inapplicable.

(b)     Reports on Form 8-K

No Form 8-K was filed during this quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   August 8, 1995

                                       FIREPLACE MANUFACTURERS, INC.

                                       BY:     WILLARD P. HARRIS
                                          --------------------------
                                          Willard P. Harris
                                          Chief Executive Officer

                                                JANE ANN IOVINE
                                          --------------------------
                                          Jane Ann Iovine
                                          Vice President of Finance