Form 10QSB
period 1995-09-30
FIREPLACE MANUFACTURERS INC
filed 1995-11-13
CIK 738992

                                   FORM 10-QSB
                                   -----------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

     /X/       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended September 30, 1995

                                       OR

     / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-13746

                      FIREPLACE MANUFACTURERS, INCORPORATED
             (Exact Name of Registrant as specified in its charter)

       California                                      95-3244946
------------------------------                 --------------------------
(State or other jurisdiction)                  (I.R.S. Employer I.D. No.)

    2701 South Harbor Boulevard                    Santa Ana, California  92704
-------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:      (714) 549-7782
                                                         ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES /X/                     NO / /


The number of shares outstanding of each of the Registrant's classes of Common Stock on September 30, 1995, was as follows:

Common Stock, $O.01 Par Value per share - 3,552,500

                                     Part I

                              FINANCIAL INFORMATION


The following comparative financial statements for the three and six month periods ended September 30, 1995, have not been audited by independent public accountants; but, in the opinion of management, all adjustments necessary to present fairly the results of operations for the period have been included.


The statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations.


Operating results for the three and six month periods ended September 30,1995 are not necessarily indicative of the results that may be expected for the year ending March 31, 1996. It is suggested that the condensed financial statements be read in conjunction with the financial statements and accompanying notes included in the Company's 1995 Annual Report on Form 10-KSB.

                  FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY

                           Consolidated Balance Sheets


                                                  September 30           March 31
                                                     1995                 1995
                                                ----------------       --------------
Assets
Current Assets:
  Cash and Cash Equivalents                             $105,748            $117,268
  Trade accounts and notes receivable,
   less allowance for doubtful accounts
   of $158,000, at September 30, 1995,
   and $175,000 at March 31, 1995                      3,758,474           2,460,725
  Inventories (Note 2)                                 3,126,249           3,501,750
  Prepaid expenses and other assets                      117,282             147,302
  Deferred Income Taxes                                  382,030             345,000
                                                ----------------      --------------
         TOTAL CURRENT ASSETS                          7,489,783           6,572,045

Property and Equipment at cost, Net (Note 3)           2,184,050           2,183,029
Due from related parties (Note 5)                        164,444             204,236
Other Assets                                              98,276              28,864
                                                ----------------      --------------
                                                      $9,936,553          $8,988,174
                                                ----------------      --------------
                                                ----------------      --------------


Liabilities and Stockholders' Equity
Current Liabilities:
  Lines of Credit                                     $2,409,359          $1,542,898
  Accounts Payable                                     3,631,166           2,931,587
  Current portion of long-term debt (Note 4)             117,664             116,807
  Accrued Liabilities                                    592,943           1,208,182
                                                ----------------      --------------
        TOTAL CURRENT LIABILITIES                      6,751,132           5,799,474

Long-Term Debt, less current portion (Note 4)          1,049,828             997,562
Deferred Income Taxes                                    411,000             411,000


Preferred Stock:    $1.00 par value, authorized
    1,000,000 shares authorized; none
    issued or outstanding

Common Stock:    $.01 par value, authorized
   10,000,000 shares; issued and outstanding
   3,552,500 shares at September 30, 1995
   and March 31, 1995                                     35,525              35,525

Additional Paid in capital                               352,852             352,852

Retained Earnings                                      1,336,216           1,391,761
                                                ----------------      --------------

                TOTAL STOCKHOLDERS' EQUITY             1,724,593           1,780,138
                                                ----------------      --------------
                                                      $9,936,553          $8,988,174
                                                ----------------      --------------
                                                ----------------      --------------




"Unaudited"
The accompanying notes are an integral part of these financial statements.

                  FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY

                      Consolidated Statements of Operations


                                                            Three Months Ended
                                                        September          September
                                                          1995               1994
                                                      --------------     --------------
NET SALES:

 Unaffiliated                                             $7,299,044         $7,381,801
 Affiliated and related parties
                                                      --------------     --------------
                                                           7,299,044          7,381,801

Cost of Sales                                              6,045,259          5,578,773
                                                      --------------     --------------

  Gross Margin                                             1,253,785          1,803,028

Selling, General, and Administrative Expenses              1,119,067          1,416,829
                                                      --------------     --------------

  Operating Income (Loss)                                    134,718            386,199

Interest and Other Expense                                    94,170             73,379
                                                      --------------     --------------

  Earnings (Loss) before income taxes                         40,548            312,820

Provision for Income Taxes                                    16,219            125,128
                                                      --------------     --------------

  NET EARNINGS (LOSS)                                         24,329            187,692
                                                      --------------     --------------
                                                      --------------     --------------

Earnings (loss) per common share                                0.01               0.05
                                                      --------------     --------------
                                                      --------------     --------------

Weighted average number of common shares
  and common share equivalents outstanding                 3,552,500          3,552,500
                                                      --------------     --------------
                                                      --------------     --------------








"Unaudited"

The accompanying notes are an integral part of these financial statements.

                  FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY

                      Consolidated Statements of Operations


                                                               Six Months Ended
                                                        September            September
                                                          1995                 1994
                                                     ---------------      ---------------
NET SALES:

 Unaffiliated                                            $13,497,541          $13,968,971
 Affiliate and related parties
                                                     ---------------      ---------------
                                                          13,497,541           13,968,971

Cost of Sales                                             11,349,764           10,616,081
                                                     ---------------      ---------------


  Gross Margin                                             2,147,777            3,352,890

Selling, General, and Administrative Expenses              2,068,378            2,522,193
                                                     ---------------      ---------------

  Operating Income (Loss)                                     79,399              830,697

Interest and Other Expense                                   171,974              143,750
                                                     ---------------      ---------------

  Earnings (Loss) before income taxes                        (92,575)             686,947

Provision for Income Taxes                                   (37,030)             274,779
                                                      ---------------     ---------------

  NET EARNINGS (LOSS)                                        (55,545)             412,168
                                                      ---------------     ---------------
                                                      ---------------     ---------------

Earnings (loss) per common share                               (0.02)                0.12
                                                      ---------------     ---------------
                                                      ---------------     ---------------

Weighted average number of common shares
    and common share equivalents outstanding               3,552,500            3,552,500
                                                      ---------------     ---------------
                                                      ---------------     ---------------









"Unaudited"

The accompanying notes are an integral part of these financial statements.

                  FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY

                      Consolidated Statements of Cash Flows


                                                                         Three Months Ended
                                                                   September            September
                                                                     1995                 1994
                                                                 --------------       --------------
Cash Flow (Loss) from Operating Activities
Net earnings (loss)                                                     $24,329              187,692

Adjustments to reconcile net earnings (loss) to net
 cash provided by (used in) operating activities:
      Depreciation and amortization                                     141,296              142,117
      Deferred income taxes                                              16,219
      Changes in operating assets and
          liabilities:
        Trade accounts and notes receivable                            (947,768)            (754,895)
        Inventories                                                     362,533             (607,447)
        Prepaid expenses and other assets                                (9,883)             (27,835)
        Accounts payable and accrued
        liabilities                                                      59,094              704,832
         Due from officer/stockholders and
        affiliates                                                        5,555                3,555
                                                                 --------------       --------------
Net cash provided by (used in) operating activities                    (348,625)            (351,981)
                                                                 --------------       --------------

Cash Flow (Loss) from Investing Activities
Purchases of property and equipment                                     (69,943)            (267,531)
Proceeds from sale of property and equipment, net
                                                                 --------------       --------------
Net cash provided by (used in) investing activities                     (69,943)            (267,531)
                                                                 --------------       --------------

Cash Flow (Loss) from Financing Activities
Proceeds from long-term debt
Payments on long-term debt                                              (29,480)             (43,781)
Net proceeds (payments) from revolving
          credit line                                                   438,019              597,078
                                                                 --------------       --------------
Net cash provided by (used in) financing
      activities                                                        408,539              553,297
                                                                 --------------       --------------
Net increase (decrease) in cash and cash
      equivalents                                                       (10,029)             (66,215)
Cash and cash equivalents at beginning of period                        115,777               77,979
                                                                 --------------       --------------
Cash and cash equivalents at end of period                             $105,748              $11,764
                                                                 --------------       --------------
                                                                 --------------       --------------








"Unaudited"
The accompanying notes are an integral part of these financial statements.

                  FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY

                      Consolidated Statements of Cash Flows


                                                                          Six Months Ended
                                                                   September            September
                                                                     1995                 1994
                                                                ---------------      ---------------
Cash Flow (Loss) from Operating Activities
Net earnings (loss)                                                   ($55,545)              412,168
Adjustments to reconcile net earnings (loss) to net
 cash provided by (used in) operating activities:
      Depreciation and amortization                                    279,569               260,614
      Deferred income taxes                                            (37,030)               (4,000)
      Changes in operating assets and
          liabilities:
        Trade accounts and notes receivable                         (1,297,749)           (1,433,547)
        Inventories                                                    375,501              (923,243)
        Prepaid expenses and other assets                              (39,392)                8,519
        Accounts payable and accrued
        liabilities                                                     84,340             1,560,119
         Due from officer/stockholders and
        affiliates                                                      39,792               (33,820)
                                                                ---------------      ----------------
Net cash provided by (used in) operating activities                   (650,514)             (153,190)
                                                                ---------------      ----------------
Cash Flow (Loss) from Investing Activities
Purchases of property and equipment                                   (280,590)             (453,329)
Proceeds from sale of property and equipment, net
                                                                ---------------      ----------------
Net cash provided by (used in) investing activities                   (280,590)             (453,329)
                                                                ---------------      ----------------

Cash Flow (Loss) from Financing Activities
Proceeds from long-term debt
Payments on long-term debt                                              53,123               (12,303)
Net proceeds (payments) from revolving
          credit line                                                  866,461               515,747
                                                                ---------------      ----------------
Net cash provided by (used in) financing
      activities                                                       919,584               503,444
                                                                ---------------      ----------------
Net increase (decrease) in cash and cash
      equivalents                                                      (11,520)             (103,075)
Cash and cash equivalents at beginning of period                       117,268               114,839
                                                                ---------------      ----------------
Cash and cash equivalents at end of period                            $105,748               $11,764
                                                                ---------------      ----------------
                                                                ---------------      ----------------








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


2.    INVENTORIES

Inventories are comprised of:

                                                  September 30                 March 31
                                                      1995                      1995
                                               ------------------           --------------
Raw Materials                                          $2,012,565               $2,399,143
Work in Progress                                          238,367                  221,878
Finished Goods                                            875,317                  880,729
                                               ------------------           --------------

           TOTAL                                       $3,126,249               $3,501,750
                                               ------------------           --------------
                                               ------------------           --------------

3.    PROPERTY AND EQUIPMENT

The Company's investment in property and equipment, at cost, less related accumulated depreciation and amortization is summarized below:

                                                  September 30                 March 31
                                                      1995                      1995
                                               ------------------           --------------
Machinery and Equipment                                $3,487,502               $3,399,171
Tools, Dies and Molds                                   2,692,980                2,537,057
Furniture, Fixtures, and Vehicles                         601,178                  596,591
Buildings and Leasehold Improvements                      155,496                  140,243
Research and Development Equipment                        273,321                  256,825
                                               ------------------           --------------
                                                       $7,210,477               $6,929,887

Accumulated Depreciation and Amortization               5,026,427                4,746,858
                                               ------------------           --------------
                                                       $2,184,050               $2,183,029
                                               ------------------           --------------
                                               ------------------           --------------

                  FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY

              Notes to Unaudited Consolidated Financial Statements


4.    LONG-TERM DEBT

Long-Term debt is summarized as follows:


                                                                      September 30                March 31
                                                                          1995                      1995
                                                                    -----------------          ---------------
Equipment term loans payable to bank, bearing interest at
the bank's prime rate plus 1% due in monthly principal
amounts from $4,294 to $7,292 plus interest, through
March 1999.                                                                  $569,428                 $504,585


Notes payable to a finance company, bearing interest at
8.75% due in monthly principal and interest payments of
$2,550 through March 2000.                                                   $113,064                 $119,784


Unsecured subordinated note payable, bearing interest at
14%, principal payments due quarterly increasing from
$2,500 to $40,000 through December 2000.                                     $485,000                 $490,000
                                                                    -----------------          ---------------
                                                                           $1,167,492               $1,114,369

Less current portion                                                         $117,664                 $116,807
                                                                    -----------------          ---------------

                                                                           $1,049,828                 $997,562
                                                                    -----------------          ---------------
                                                                    -----------------          ---------------

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




5.    Related Party Transactions

On September 30, 1995, advances to officers stockholders and affiliates totaling $164,444 are outstanding, this represents a decrease of $39,792 from the period ended March 31, 1995. Principal payments on these advances will be due in semiannual installments over the next three years, with interest on the notes ranging from 7% to 10%. In the event that the amounts are not repaid, the principal and interest due will be charged to these individuals as compensation expense over the remaining repayment period.

                  FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY

              Notes to Unaudited Consolidated Financial Statements


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(1) Liquidity and Capital Resources

The Company has lines of credit with a bank for an aggregate $3,350,000 with an interest rate of .75 percent above prime, payable monthly. At September 30, 1995, $2,409,359 was owed under the lines of credit compared to $1,542,898 at March 31, 1995. The line of credit agreements contain restrictive covenants which require maintenance of working capital and other financial ratios, prohibit the payment of dividends and have certain other limitations. The Company was in compliance with all but two of these restrictive covenants as of September 30, 1995 and has received a waiver from the bank covering these items.

Accounts receivable (before allowance for doubtful accounts) at September 30, 1995 were $3,916,474 compared to $2,635,725 at March 31, 1995. This 48.6%
increase is primarily due to an increase in sales for the three months ended September 30, 1995 from the three months ended March 31, 1995 of $1,939,246 or 36.2%.

The current ratio has dropped slightly as of September 30, 1995 to 1.11:1 from 1.13:1 at March 31, 1995. The Company believes its current efforts to control costs and spending along with better management of its accounts payable will help to improve the current ratio.

The Company has made capital additions of $280,590 in the six months ended September 30, 1995. The Company aniticipates purchases to remain constant throughout the rest of fiscal year ended March 31, 1996.

(2) Results of Operation

Sales for the six months ended September 30, 1995 decreased by 3.4% from the same six month period in 1994. This decrease is due to severe weather conditions across the country which affected the building industry during the six months ended September 30,1995.

Cost of sales as a percent of sales increased for the six months ended September 30, 1995 to 84.1% from 76.0% for the same period in 1994. This increase is due to higher than anticipated labor and materials cost related to the introduction of new products into manufacturing, and lower selling prices in competitive marketplaces.

Selling, general, and administrative expenses were 15.3% of sales for the six months ended September 30, 1995 compared to 18.1% for the same period in 1994. This decrease was due to cost cutting attempts on the part of management including a decrease from the prior year to bonus' which are tied to net income.

Interest expense as a percent of sales increased slightly by .3% in the six months ended September 30, 1995 from the same period for 1994. This increase is due primarily to increased borrowing on a higher available line of credit which was first negotiated during the quarter ended December 31, 1994. Borrowing has increased to fund the higher materials and labor costs experienced during the six months ended September 30, 1995.

Net income decreased by 3.4% of sales for the six months ended September 30, 1995 compared to the same period in 1994. This decrease is due to the lower sales and higher cost of goods sold experienced during the six months ended September 30, 1995.


PART II-OTHER INFORMATION

Items 1, 2, 3, 4, & 5 are inapplicable.

                  FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY

              Notes to Unaudited Consolidated Financial Statements



ITEM 6
------
(a)    Exhibits
(11)      Earnings Per Share:

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

Weighted average number of shares
outstanding during the period
                                                                       3,552,500

Number of common shares equivalents
and warrants outstanding, calculated
under treasury stock method,
using the average market price

                                                                 ---------------
                                                                       3,552,500
                                                                 ---------------
                                                                 ---------------

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


Date:          November 9, 1995

                                               FIREPLACE MANUFACTURERS,INC.

                                               BY:     WILLARD P. HARRIS
                                                       -------------------------
                                                       Willard P. Harris
                                                       Chief Executive Officer

                                                       JANE ANN IOVINE
                                                       -------------------------
                                                       Jane Ann Iovine
                                                       Vice President of Finance