Form 10QSB
period 1995-12-31
FIREPLACE MANUFACTURERS INC
filed 1996-02-14
CIK 738992

                                FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549


    / X /       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTER ENDED DECEMBER 31, 1995

                                   OR

    /   /      TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File No. 0-13746


                  FIREPLACE MANUFACTURERS, INCORPORATED
           (Exact Name of Registrant as specified in its charter)


        California                                95-3244946
-------------------------------         ----------------------------------
(State or other jurisdiction)           (I.R.S. Employer I.D. No.)

2701 South Harbor Boulevard  Santa Ana, California     92704
--------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:    (714) 549-7782
                                                       --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES  / X /                    NO    /   /

The number of shares outstanding of each of the Registrant's classes of Common Stock on December 31, 1995, was as follows:

Common Stock, $0.01 Par Value per share - 3,552,500

                                   Part I

                            FINANCIAL INFORMATION


The following comparative financial statements for the three and nine month periods ended December 31, 1995, have not been audited by independent public accountants; but, in the opinion of management, all adjustments necessary to present fairly the results of operations for the period have been included.

The statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations.

Operating results for the three and nine month periods ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending March 31, 1996. It is suggested that the condensed financial statements be read in conjunction with the financial statements and accompanying notes included in the Company's 1995 Annual Report on Form 10-KSB.

                 FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                                           DECEMBER 31       MARCH 31
                                                               1995            1995
                                                           -----------      ----------
ASSETS
Current Assets:
   Cash and Cash Equivalents                                $  155,107      $  117,268
   Trade accounts and notes receivable,
     less allowance for doubtful accounts
     of $189,000, at December 31, 1995,
     and $175,000 at March 31, 1995                          4,172,843       2,460,725
   Inventories (Note 2)                                      3,268,572       3,501,750
   Prepaid expenses and other assets                           195,702         147,302
   Deferred Income Taxes                                       345,000         345,000
                                                           -----------      ----------
        TOTAL CURRENT ASSETS                                 8,137,224       6,572,045

Property and Equipment at cost, Net (Note 3)                 2,189,662       2,183,029
Due from related parties (Note 5)                              161,454         204,236
Other Assets                                                    98,276          28,864
                                                           -----------      ----------
                                                           $10,586,616      $8,988,174
                                                           -----------      ----------
                                                           -----------      ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Lines of Credit                                          $2,530,925      $1,542,898
   Accounts Payable                                          4,006,579       2,931,587
   Current portion of long-term debt (Note 4)                  117,664         116,807
   Accrued Liabilities                                         656,875       1,208,182
                                                           -----------      ----------
        TOTAL CURRENT LIABILITIES                            7,312,043       5,799,474

Long-Term Debt, less current portion (Note 4)                1,020,235         997,562
Deferred Income Taxes                                          411,000         411,000

Preferred Stock:  $1.00 par value, authorized
     1,000,000 shares authorized; none
     issued or outstanding

Common Stock:  $.01 par value, authorized
     10,000,000 shares; issued and outstanding
     3,552,500 shares at December 31, 1995
     and March 31, 1995                                         35,525          35,525

Additional Paid in capital                                     352,852         352,852

Common Stock Issued for Retirement:
     32,950 shares at December 31, 1995                        (14,105)

Retained Earnings                                            1,469,066       1,391,761
                                                           -----------      ----------

        TOTAL STOCKHOLDERS' EQUITY                           1,843,338       1,780,138
                                                           -----------      ----------
                                                           $10,586,616      $8,988,174
                                                           -----------      ----------
                                                           -----------      ----------

"Unaudited"

The accompanying notes are an integral part of these financial statements.

                 FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                THREE MONTHS ENDED
                                                             DECEMBER        DECEMBER
                                                               1995            1994
                                                            ----------      ----------

Net Sales                                                   $8,854,277      $7,376,107
                                                            ----------      ----------
                                                             8,854,277       7,376,107

Cost of Sales                                                7,278,665       5,983,447
                                                            ----------      ----------

   Gross Margin                                              1,575,612       1,392,660

Selling, General, and Administrative Expenses                1,252,628       1,216,477
                                                            ----------      ----------

   Operating Income (Loss)                                     322,984         176,183

Interest and Other Expense                                     101,567          72,162
                                                            ----------      ----------

   Earnings (Loss) before income taxes                         221,417         104,021

Provision for Income Taxes                                      88,567          41,621
                                                            ----------      ----------

   NET EARNINGS (LOSS)                                         132,850          62,400
                                                            ----------      ----------
                                                            ----------      ----------

Earnings (loss) per common share                                  0.04            0.02
                                                            ----------      ----------
                                                            ----------      ----------

Weighted average number of common shares
   and common share equivalents outstanding                  3,552,500       3,552,500
                                                            ----------      ----------
                                                            ----------      ----------


"Unaudited"

The accompanying notes are an integral part of these financial statements.

                 FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 NINE MONTHS ENDED
                                                             DECEMBER       DECEMBER
                                                               1995           1994
                                                           -----------     -----------

Net Sales                                                  $22,351,818     $21,345,078
                                                           -----------     -----------
                                                            22,351,818      21,345,078

Cost of Sales                                               18,628,429      16,599,528
                                                           -----------     -----------

   Gross Margin                                              3,723,389       4,745,550

Selling, General, and Administrative Expenses                3,321,006       3,738,670
                                                           -----------     -----------

   Operating Income (Loss)                                     402,383       1,006,880

Interest and Other Expense                                     273,541         215,912
                                                           -----------     -----------

   Earnings (Loss) before income taxes                         128,842         790,968

Provision for Income Taxes                                      51,537         316,400
                                                           -----------     -----------

   NET EARNINGS (LOSS)                                          77,305         474,568
                                                           -----------     -----------
                                                           -----------     -----------

Earnings (loss) per common share                                  0.02            0.13
                                                           -----------     -----------
                                                           -----------     -----------
Weighted average number of common shares
   and common share equivalents outstanding                  3,552,500       3,552,500
                                                            ----------      ----------
                                                            ----------      ----------



"Unaudited"

The accompanying notes are an integral part of these financial statements.

                 FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 THREE MONTHS ENDED
                                                              DECEMBER        DECEMBER
                                                                1995            1994
                                                           -----------       ---------
CASH FLOW (LOSS) FROM OPERATING ACTIVITIES
Net earnings (loss)                                           $132,850          62,400

Adjustments to reconcile net earnings (loss) to net
 cash provided by (used in) operating activities:
     Depreciation and amortization                             106,875         123,355
     Deferred income taxes                                      37,030            (275)
     Loss (gain) on sale of property and equipment              30,208
     Changes in operating assets and liabilities:
        Trade accounts and notes receivable                   (414,369)        535,681
        Inventories                                           (142,323)       (215,398)
        Prepaid expenses and other assets                      (78,420)        (14,845)
        Accounts payable and accrued
          liabilities                                          439,345        (405,574)
        Due from officer/stockholders and
          affiliates                                             2,990         (72,460)
                                                           -----------       ---------
Net cash provided by (used in) operating activities            114,186          12,884
                                                           -----------       ---------

CASH FLOW (LOSS) FROM INVESTING ACTIVITIES
Purchases of property and equipment                           (149,695)       (154,616)
Proceeds from sale of property and equipment                     7,000
                                                           -----------       ---------
Net cash provided by (used in) investing activities           (142,695)       (154,616)
                                                           -----------       ---------

CASH FLOW (LOSS) FROM FINANCING ACTIVITIES
Proceeds from long-term debt
Payments on long-term debt                                     (29,593)        (41,766)
Net proceeds (payments) from revolving credit line             121,566         359,176
Purchase of common stock issued for retirement                 (14,105)
                                                           -----------       ---------
Net cash provided by (used in) financing activities             77,868         317,410
                                                           -----------       ---------
Net increase (decrease) in cash and cash equivalents            49,359         175,678
Cash and cash equivalents at beginning of period               105,748          11,764
                                                           -----------       ---------
Cash and cash equivalents at end of period                    $155,107        $187,442
                                                           -----------       ---------
                                                           -----------       ---------


"Unaudited"

The accompanying notes are an integral part of these financial statements.

                  FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  NINE MONTHS ENDED
                                                             DECEMBER        DECEMBER
                                                               1995            1994
                                                            ----------      ----------
CASH FLOW (LOSS) FROM OPERATING ACTIVITIES
Net earnings (loss)                                            $77,305         474,568

Adjustments to reconcile net earnings (loss) to net
  cash provided by (used in) operating activities:
      Depreciation and amortization                            386,444         383,969
      Deferred income taxes                                          0          (4,275)
      Loss (gain) on sale of property and equipment             30,208
      Changes in operating assets and liabilities:
         Trade accounts and notes receivable                (1,712,118)       (897,866)
         Inventories                                           233,178      (1,138,641)
         Prepaid expenses and other assets                    (117,812)         (6,326)
         Accounts payable and accrued liabilities              523,685       1,154,545
         Due from officer/stockholders and affiliates           42,782        (106,280)
                                                            ----------      ----------
Net cash provided by (used in) operating activities           (536,328)       (140,306)
                                                            ----------      ----------

CASH FLOW (LOSS) FROM INVESTING ACTIVITIES
Purchases of property and equipment                           (430,285)       (607,945)
Proceeds from sale of property and equipment, net                7,000
                                                            ----------      ----------
Net cash provided by (used in) investing activities           (423,285)       (607,945)
                                                            ----------      ----------

CASH FLOW (LOSS) FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                    23,530
Payments on long-term debt                                                     (54,069)
Net proceeds (payments) from revolving credit line             988,027         874,923
Common stock issued for Retirement                             (14,105)
                                                            ----------      ----------
Net cash provided by (used in) financing activities            997,452         820,854
                                                            ----------      ----------
Net increase (decrease) in cash and cash equivalents            37,839          72,603
Cash and cash equivalents at beginning of period               117,268         114,839
                                                            ----------      ----------
Cash and cash equivalents at end of period                    $155,107        $187,442
                                                            ----------      ----------
                                                            ----------      ----------


"Unaudited"

The accompanying notes are an integral part of these financial statements.

               FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


SELECTED FINANCIAL DATA

1.   BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its presently inactive, wholly-owned subsidiary (Financial Industries of California, Inc.). All material inter-company transactions have been eliminated. All adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations have been included.


2. INVENTORIES

Inventories are comprised of:


                            DECEMBER 31           MARCH 31
                               1995                 1995
                            -----------          ----------
Raw Materials                $2,095,817          $2,399,143
Work in Progress                238,367             221,878
Finished Goods                  934,388             880,729
                            -----------          ----------
    TOTAL                    $3,268,572          $3,501,750
                            -----------          ----------
                            -----------          ----------


3.  PROPERTY AND EQUIPMENT

The Company's investment in property and equipment, at cost, less related accumulated depreciation and amortization is summarized below:



                                        DECEMBER 31           MARCH 31
                                           1995                 1995
                                        -----------          ----------
Machinery and Equipment                   3,523,788           3,399,171
Tools, Dies and Molds                     2,740,543           2,537,057
Furniture, Fixtures, and Vehicles           628,229             596,591
Buildings and Leasehold Improvements        155,496             140,243
Research and Development Equipment          274,907             256,825
                                        -----------          ----------
                                         $7,322,963          $6,929,887

Accumulated Depreciation and
  Amortization                            5,133,301           4,746,858
                                        -----------          ----------

                                         $2,189,662          $2,183,029
                                        -----------          ----------
                                        -----------          ----------

               FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


4.   LONG-TERM DEBT

Long-Term debt is summarized as follows;


                                              DECEMBER 31           MARCH 31
                                                 1995                 1995
                                              -----------          ----------
Equipment term loans payable to bank,
bearing interest at the bank's prime
rate plus 1% due in monthly principal
amounts from $4,294 to $7,292 plus
interest, through March 1999.                 $  547,553           $  504,585

Notes payable to a finance company,
bearing interest at 8.75% due in
monthly principal and interest
payments of $2,550 through March 2000.        $  107,846           $  119,784

Unsecured subordinated note payable,
bearing interest at 14%, principal
payments due quarterly increasing from
$2,500 to $40,000 through December 2000.      $  482,500           $  490,000
                                              ----------           ----------
                                              $1,137,899           $1,114,369

Less current portion                          $  117,664           $  116,807
                                              ----------           ----------

                                              $1,020,235           $  997,562
                                              ----------           ----------
                                              ----------           ----------


5.   RELATED PARTY TRANSACTIONS

On December 31, 1995, advances to officer stockholders and affiliates totaling $161,454 are outstanding, this represents a decrease of $42,782 from the period ended March 31, 1995. Principal payments on these advances will be due in semiannual installments over the next three years, with interest on the notes ranging from 7% to 10%. In the event that the amounts are not repaid, the principal and interest due will be charged to these individuals as compensation expense over the remaining repayment period.

                FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(1)  LIQUIDITY AND CAPITAL RESOURCES

The Company has lines of credit with a bank for an aggregate $3,350,000 with an interest rate of .75 percent above prime, payable monthly. At December 31, 1995, $2,530,925 was owed under the lines of credit compared to $1,542,898 at March 31, 1995. The line of credit agreements contain restrictive covenants which require maintenance of working capital and other financial ratios, prohibit the payment of dividends and have certain other limitations. The Company was in compliance with all but one of these restrictive covenants as of December 31, 1995 and has received a waiver from the bank covering these items.

Accounts receivable (before allowance for doubtful accounts) at December 31, 1995, were $4,361,843 compared to $2,635,725 at March 31, 1995. This 65.5%
increase is primarily due to an increase in sales for the three months ended December 31, 1995 from the three months ended March 31, 1995 of $3,494,479 or 65.2%.

The current ratio has dropped slightly as of December 31, 1995 to 1.11:1 from 1.13:1 at March 31, 1995. The Company believes that based on historical seasonality during the fourth quarter this ratio may not improve throughout the rest of fiscal year ended March 31, 1996.

The Company has made capital additions of $430,285 in the nine months ended December 31, 1995. The Company anticipates purchases to decrease throughout the rest of fiscal year ended March 31, 1996.

(2)  RESULTS OF OPERATION

Sales for the nine months ended December 31, 1995 increased by 4.7% from the same nine month period in 1994. This increase is due to a number of new gas fireplace models introduced subsequent to December 31, 1994, coupled with a marketing plan which has broadened the Company's customer base.

Sales for the three months ended December 31, 1995 increased by 20% from the same three month period in 1994, in addition to the reasons given above for the increase during the nine months ended December 31, 1995 a sales program which offered substantial discounts over 1994 prices was heavily utilized by customers during the three months ended December 31, 1996.

Cost of sales as a percent of sales increased for the nine months ended December 31, 1995 to 83.3% from 77.8% for the same period in 1994. Cost of sales as a percent of sales increased for the three months ended December 31, 1995 to 82.2% from 81.1% for the same period in 1994. These increases are due to higher than anticipated labor and materials cost related to the introduction of new products into manufacturing, and lower selling prices in competitive markets.

Selling, general, and administrative expenses were 14.9% of sales for the nine months ended December 31, 1995 compared to 17.5% for the same period in 1994. Selling, general and administrative expenses were 14.1% of sales for the three months ended December 31, 1995 compared to 16.5% for the same period in 1994. These decreases were due to cost cutting attempts on the part of management including a decrease in bonus' which are tied to net income.

Interest and other expense as a percent of sales increased slightly by .2% in the nine months ended December 31, 1995 and .3% for the three months ended December 31, 1995 from the same period for 1994. These increases are due primarily to increased borrowings on a higher available line of credit. Borrowing has increased to fund the higher materials and labor costs experienced during the nine and three months ended December 31, 1995.

Net income decreased by 1.9% of sales for the nine months ended December 31, 1995 compared to the same period in 1994. This decrease is due to the higher cost of goods sold experienced during the nine months ended December 31, 1995.

Net income increased by .7% of sales for the three months ended December 31, 1995 compared to the same period in 1994. This increase is related to the increased sales and offset by the sales program which offered substantial discounts over 1994 prices.

PART II - OTHER INFORMATION

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

Number of common shares equivalents
and warrants outstanding, calculated
under treasury stock method,
using the average market price
                                            ----------

                                             3,552,500
                                            ----------
                                            ----------

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



Date:   December 12, 1995


                               FIREPLACE MANUFACTURERS, INC.

                               BY:  WILLARD P. HARRIS
                                    -------------------------------
                                    Willard P. Harris
                                    Chief Executive Officer

                                    JANE ANN IOVINE
                                    -------------------------------
                                    Jane Ann Iovine
                                    Vice President of Finance