Form 10-Q
period 1996-06-30
FIREPLACE MANUFACTURERS INC
filed 1996-08-08
CIK 738992

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C.  20549


/x/                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTER ENDED JUNE 30, 1996

                                          OR

/ /                  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             Commission File No. 0-13746

                        FIREPLACE MANUFACTURERS, INCORPORATED
                (Exact Name of Registrant as specified in its charter)


    CALIFORNIA                              95-3244946
- -----------------------------------     -----------------------------
(State or other jurisdiction)               (I.R.S. Employer I.D. No.)

2701 SOUTH HARBOR BOULEVARD  SANTA ANA, CALIFORNIA  92704
- --------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:   (714)  549-7782
                                                       ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              YES /x/                  NO / /

The number of shares outstanding of each of the Registrant's classes of Common Stock on June 30, 1996, was as follows:

Common Stock, $0.01 Par Value per share - 3,353,750

                                        Part I

                                FINANCIAL INFORMATION



The following comparative financial statements for the three month period ended June 30, 1996, have not been audited by independent public accountants; but, in the opinion of management, all adjustments necessary to present fairly the results of operations for the period have been included.

The statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations.

Operating results for the three month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. It is suggested that the condensed financial statements be read in conjunction with the financial statements and accompanying notes included in the Company's 1996 Annual Report on Form 10-KSB.

                FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS


                                                          JUNE 30         MARCH 31
                                                            1996            1996
                                                        ------------     -----------
ASSETS
Current Assets:
  Cash and Cash Equivalents                                $119,000          $136,000
  Trade accounts and notes receivable, less
    allowance for doubtful accounts of $228,000,
    at June 30, 1996, and $239,000 at
    March 31, 1996                                        3,851,000         3,273,000
  Inventories (Note 2)                                    2,710,000         2,735,000
  Prepaid expenses and other assets                          90,000           101,000
  Deferred Income Taxes                                     314,000           314,000
                                                         ----------        ----------
         TOTAL CURRENT ASSETS                             7,084,000         6,559,000

Property and Equipment at cost, Net (Note 3)              2,042,000         2,104,000

Other Assets                                                 95,000           120,000
                                                         ----------        ----------
                                                         $9,221,000        $8,783,000
                                                         ----------        ----------
                                                         ----------        ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Lines of Credit                                        $2,475,000        $2,263,000
  Accounts Payable                                        2,569,000         2,647,000
  Current portion of long-term debt (Note 4)                235,000           235,000
  Accrued Liabilities                                       989,000           717,000
                                                         ----------        ----------
        TOTAL CURRENT LIABILITIES                         6,268,000         5,862,000

Long-Term Debt, less current portion (Note 4)               848,000           904,000
Deferred Income Taxes                                       369,000           369,000
                                                         ----------        ----------
       TOTAL LONG TERM LIABILITES                         1,217,000         1,273,000

Preferred Stock:    $1.00 par value, authorized
  1,000,000 shares; none issued or outstanding

Common Stock:    $.01 par value, authorized
  10,000,000 shares; issued and outstanding
  3,353,750 shares at June 30, 1996 and
  3,475,450 at March 31, 1996                                34,000            35,000

Additional Paid in capital                                  199,000           309,000

Retained Earnings                                         1,608,000         1,436,000

Notes Receivable From Officers/Stockholders (Note 5)       (105,000)         (132,000)
                                                         ----------        ----------
        TOTAL STOCKHOLDERS' EQUITY                        1,736,000         1,648,000
                                                         ----------        ----------
                                                         $9,221,000        $8,783,000
                                                         ----------        ----------
                                                         ----------        ----------


"Unaudited"
The accompanying notes are an integral part of these financial statements.

                FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three Months Ended
                                                 JUNE 30         JUNE 30
                                                   1996            1995
                                                -----------     -----------

Net Sales                                        $8,706,000      $6,199,000

Cost of Sales                                     6,781,000       5,305,000
                                                 ----------      ----------

  Gross Margin                                    1,925,000         894,000

Selling, General, and Administrative Expenses     1,549,000         949,000
                                                 ----------      ----------

  Operating Income (Loss)                           376,000         (55,000)

Interest and Other Expense                           89,000          78,000
                                                 ----------      ----------

  Earnings (Loss) before income taxes               287,000        (133,000)

Provision for Income Taxes                          115,000         (53,000)
                                                 ----------      ----------

  NET EARNINGS (LOSS)                               172,000         (80,000)
                                                 ----------      ----------
                                                 ----------      ----------

Earnings (loss) per common share                      $0.05          ($0.02)
                                                 ----------      ----------
                                                 ----------      ----------

Weighted average number of common shares
    and common share equivalents outstanding      3,353,750       3,552,500
                                                 ----------      ----------
                                                 ----------      ----------



"Unaudited"
The accompanying notes are an integral part of these financial statements.

                FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Three Months Ended
                                                              June 30           June 30
                                                                1996              1995
                                                             ---------         ----------
CASH FLOW (LOSS) FROM OPERATING ACTIVITIES
Net earnings (loss)                                           $172,000          ($80,000)

Adjustments to reconcile net earnings (loss) to net
  cash provided by (used in) operating activities:
       Depreciation and amortization                           146,000           138,000
       Deferred income taxes                                         0           (53,000)
       Loss (gain) on sale of property and equipment
       Changes in operating assets and
           liabilities:
         Trade accounts and notes receivable                  (578,000)         (350,000)
         Inventories                                            25,000            13,000
         Prepaid expenses and other assets                      36,000           (29,000)
         Accounts payable and accrued
         liabilities                                           194,000            25,000
                                                              --------          --------

Net cash provided by (used in) operating activities             (5,000)         (336,000)
                                                              --------          --------

CASH FLOW (LOSS) FROM INVESTING ACTIVITIES
Purchases of property and equipment                            (84,000)         (211,000)
Reduction in notes receivable from
    officers/stockholders                                       27,000            34,000
Proceeds from sale of property and equipment                         0
                                                              --------          --------

Net cash provided by (used in) investing activities            (57,000)         (177,000)
                                                              --------          --------

CASH FLOW (LOSS) FROM FINANCING ACTIVITIES
Proceeds from (payments on) long-term debt                     (56,000)           83,000
Net proceeds from (payments on) revolving
          credit line                                          212,000           428,000
Repurchase of common stock                                    (111,000)
                                                              --------          --------
Net cash provided by (used in) financing
      activities                                                45,000           511,000
                                                              --------          --------
Net increase (decrease) in cash and cash
      equivalents                                              (17,000)           (2,000)
Cash and cash equivalents at beginning of period               136,000           117,000
                                                              --------          --------
Cash and cash equivalents at end of period                    $119,000          $115,000
                                                              --------          --------
                                                              --------          --------



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

2.    INVENTORIES

Inventories are comprised of:

                                        JUNE 30            MARCH 31
                                          1996               1996
                                       ----------         -----------
Raw Materials                          $1,617,000         $1,643,000
Work in Progress                          316,000            316,000
Finished Goods                            777,000            776,000
                                       ----------         ----------
          TOTAL                        $2,710,000          2,735,000
                                       ----------         ----------
                                       ----------         ----------

3.    PROPERTY AND EQUIPMENT

The Company's investment in property and equipment, at cost, less related accumulated depreciation and amortization is summarized below:

                                                 JUNE 30        MARCH 31
                                                   1996           1996
                                               -----------     -----------
Machinery and Equipment                         $3,556,000      $3,528,000
Tools, Dies and Molds                            2,800,000       2,761,000
Furniture, Fixtures, and Vehicles                  654,000         637,000
Buildings and Leasehold Improvements                92,000          92,000
Research and Development Equipment                 282,000         282,000
                                                ----------      ----------
                                                $7,384,000      $7,300,000

Accumulated Depreciation and Amortization        5,342,000       5,196,000
                                                ----------      ----------

                                                $2,042,000      $2,104,000
                                                ----------      ----------
                                                ----------      ----------

                FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


SELECTED FINANCIAL DATA


4.    LONG-TERM DEBT

Long-Term debt is summarized as follows:


                                                                  JUNE 30           MARCH 31
                                                                    1996              1996
                                                                 -----------       ----------
Equipment term loans payable to bank, bearing interest at
the bank's prime rate plus 1% due in monthly principal
amounts from $7,000 to $8,000 plus interest, through
March 1999.                                                        $508,000         $555,000


Notes payable to a finance company, bearing interest at
8.75% due in monthly principal and interest payments of
$2,500 through March 2000.                                          $97,000         $104,000


Unsecured subordinated note payable, bearing interest at
14%, principal payments due quarterly increasing from
$2,500 to $40,000 through December 2000.                            $478,000         $480,000
                                                                 -----------       ----------
                                                                  $1,083,000       $1,139,000

Less current portion                                                $235,000         $235,000
                                                                 -----------       ----------

                                                                    $848,000         $904,000
                                                                 -----------       ----------
                                                                 -----------       ----------


5.    RELATED PARTY TRANSACTIONS

On June 30, 1996, advances to officers/stockholders totaling $105,000 are outstanding, this represents a decrease of $27,000 from the period ended March 31, 1996. Principal payments on these advances will be due in semiannual installments over the next three years, with interest on the notes ranging from 8% to 10%. In the event that the amounts are not repaid, the principal and interest due will be charged to these individuals as compensation expense over the remaining repayment period.

During fiscal year 1996 the Company entered into a monthly operating lease of equipment with H&H Equities Incorporated. H&H Equities Incorporated is wholly owned by Willard P. Harris and John D. Hornsby, members of the Company's Board of Directors. The monthly lease payments are $3,872 and totaled $30,976 in fiscal year 1996.

                FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(1) LIQUIDITY AND CAPITAL RESOURCES

The Company has lines of credit with a bank for an aggregate $3,500,000 with an interest rate of .75 percent above prime, payable monthly. At June 30, 1996 $2,475,000 was owed under the lines of credit compared to $2,263,000 at March 31, 1996. The line of credit agreements contain restrictive covenants which require maintenance of working capital and other financial ratios, prohibit the payment of dividends and have certain other limitations. The Company was in compliance with all of these restrictive covenants as of June 30, 1996.

Accounts receivable (before allowance for doubtful accounts) at June 30, 1996 were $4,079,000 compared to $3,512,000 at March 31, 1996. This 16.1% increase is primarily due to an increase in sales for the three months ended June 30, 1996 from the three months ended March 31, 1996 of $2,329,000 or 36.5%.

The current ratio has increased slightly as of June 30, 1996 to 1.13:1 from 1.12:1 at March 31, 1996. The Company does not anticipate a material change in this ratio during fiscal year ending March 31, 1997.

The Company has made capital additions of $84,000 during the three months ended June 30, 1996. The Company anticipates purchases of approximately $600,000 during the fiscal year ending March 31, 1997.

(2) RESULTS OF OPERATION

Sales for the three months ended June 30, 1996 increased by 40% from the same three month period in 1995. This increase is explained in part by a surge in the manufactured housing industry which resulted in a 19% increase in the number of fireplaces sold to 27,090 from 22,764. Additionally there was a $49 increase in selling price per unit for the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995, a number of factors affected the selling price, the Company decreased the number of special discounts available to customers, raised the price of the product and increased sales of non fireplace items such as pipe, accessories and logsets.

Cost of sales as a percent of sales decreased for the three months ended June 30, 1996 to 77.9% from 85.6% for the same period in 1995. This decrease is due to higher selling prices coupled with an improved steel purchasing program.

Selling, general, and administrative expenses were 17.8% of sales for the three months ended June 30, 1996 compared to 15.3% for the same period in 1995. This increase is due to additional accruals for legal fees and bad debts which were recorded in the three months ended June 30, 1996.

Interest and other expense as a percent of sales decreased .3% for the three months ended June 30, 1996 from the same period in 1995. This decrease is due to interest on additional borrowings offset against a higher level of sales.

Net income increased by 3.3% of sales for the three months ended June 30, 1996 compared to the same period in 1995. This increase is related to the increased sales and offset by the higher legal and bad debt accruals.

                FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


PART II - OTHER INFORMATION


Items 1, 2, 3, 4, & 5 are inapplicable.


ITEM 6

(a)    Exhibits

(11)      Earnings Per Share:

Earnings per common share and common share equivalents are based on the weighted average number of shares and common share equivalents outstanding during the year.


Weighted average number of shares
outstanding during the period                                  3,353,750

Number of common shares equivalents
and warrants outstanding, calculated
under treasury stock method,
using the average market price
                                                              ----------
                                                               3,353,750
                                                              ----------
                                                              ----------


(12) Financial Statements Furnished to Security Holders.


            None furnished this quarter.


OTHER EXHIBITS ARE OMITTED BECAUSE THEY ARE INAPPLICABLE.

(b)    Reports on Form 8-K


No Form 8-K was filed during this quarter.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:       August 8, 1996                 FIREPLACE MANUFACTURERS, INC.


                                           BY:      WILLARD P. HARRIS
                                                    ------------------------
                                                    Willard P. Harris
                                                    Chief Executive Officer


                                                    JANE ANN IOVINE
                                                    ------------------------
                                                    Jane Ann Iovine
                                                    Vice President of Finance