Form 10-Q
period 1996-09-30
FIREPLACE MANUFACTURERS INC
filed 1996-10-31
CIK 738992

                                   FORM 10-Q
                                   ---------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549


/X/               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                      OR

/ /              TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-13746

                     FIREPLACE MANUFACTURERS, INCORPORATED
            (Exact Name of Registrant as specified in its charter)


     CALIFORNIA                              95-3244946
--------------------------------        -------------------------------
(State or other jurisdiction)           (I.R.S. Employer I.D. No.)

2701 SOUTH HARBOR BOULEVARD  SANTA ANA, CALIFORNIA  92704
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:    (714)  549-7782
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

                     YES    /X/                       NO    / /

The number of shares outstanding of each of the Registrant's classes of Common Stock on September 30, 1996, was as follows:

Common Stock, $0.01 Par Value per share - 3,307,750

                                    Part I

                             FINANCIAL INFORMATION
                             ---------------------


The following comparative financial statements for the three and six month periods ended September 30, 1996, have not been audited by independent public accountants; but, in the opinion of management, all adjustments necessary to present fairly the results of operations for the period have been included.

The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations.

Operating results for the three and six month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. It is suggested that the condensed financial statements be read in conjunction with the financial statements and accompanying notes included in the Company's 1996 Annual Report on Form 10-KSB.

                   FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                                          SEPTEMBER 30             MARCH 31
                                                                              1996                   1996
                                                                         --------------         ------------
Assets
Current Assets:
    Cash and Cash Equivalents                                                  $618,000             $136,000
    Trade accounts and notes receivable, less
       allowance for doubtful accounts of $255,000,
       at September 30, 1996, and $239,000 at
       March 31, 1996                                                         3,713,000            3,273,000
    Inventories (Note 2)                                                      2,492,000            2,735,000
    Prepaid expenses and other assets                                           131,000              101,000
    Deferred Income Taxes                                                       314,000              314,000
                                                                          -------------         ------------
                 TOTAL CURRENT ASSETS                                         7,268,000            6,559,000

Property and Equipment at cost, Net (Note 3)                                  2,006,000            2,104,000

Other Assets                                                                     77,000              120,000
                                                                          -------------         ------------
                                                                              9,351,000            8,783,000
                                                                          -------------         ------------
                                                                          -------------         ------------

Liabilities and Stockholders' Equity
Current Liabilities:
    Lines of Credit                                                          $2,325,000           $2,263,000
    Accounts Payable                                                          2,513,000            2,647,000
    Current portion of long-term debt (Note 4)                                  235,000              235,000
    Accrued Liabilities                                                       1,212,000              717,000
                                                                          -------------         ------------
                TOTAL CURRENT LIABILITIES                                     6,285,000            5,862,000
                                                                          -------------         ------------

Long-Term Debt, less current portion (Note 4)                                   792,000              904,000
Deferred Income Taxes                                                           369,000              369,000
                                                                          -------------         ------------
                TOTAL LONG TERM LIABILITES                                    1,161,000            1,273,000
                                                                          -------------         ------------

Preferred Stock:    $1.00 par value, authorized
      1,000,000 shares; none issued or outstanding

Common Stock:    $.01 par value, authorized
     10,000,000 shares; issued and outstanding
     3,307,750 shares at September 30, 1996 and
     3,475,450 at March 31, 1996                                                 33,000               35,000

Additional Paid in Capital                                                      152,000              309,000

Retained Earnings                                                             1,841,000            1,436,000

Notes Receivable From Officers/Stockholders (Note 5)                           (121,000)            (132,000)
                                                                          -------------         ------------
                TOTAL STOCKHOLDERS' EQUITY                                    1,905,000            1,648,000
                                                                          -------------         ------------

                                                                             $9,351,000           $8,783,000
                                                                          -------------         ------------
                                                                          -------------         ------------

"Unaudited"
The accompanying notes are an integral part of these financial statements.


                              FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY

                                  CONSOLIDATED STATEMENTS OF OPERATION

                                                                                  THREE MONTHS ENDED
                                                                           SEPTEMBER 30         SEPTEMBER 30
                                                                               1996                 1995
                                                                          -------------         ------------
Net Sales                                                                    $8,372,000           $7,299,000

Cost of Sales                                                                 6,472,000            6,045,000
                                                                          -------------         ------------

    Gross Margin                                                              1,900,000            1,254,000

Selling, General, and Administrative Expenses                                 1,426,000            1,119,000
                                                                          -------------         ------------

    Operating Income                                                            474,000              135,000

Interest and Other Expense                                                       86,000               94,000
                                                                          -------------         ------------

    Earnings before income taxes                                                388,000               41,000

Provision for Income Taxes                                                      155,000               16,000
                                                                          -------------         ------------

    NET EARNINGS                                                                233,000               25,000
                                                                          -------------         ------------
                                                                          -------------         ------------

Earnings (loss) per common share                                                  $0.07                $0.01
                                                                          -------------         ------------
                                                                          -------------         ------------

Weighted average number of common shares
    and common share equivalents outstanding                                  3,307,750            3,552,500
                                                                          -------------         ------------
                                                                          -------------         ------------
















"Unaudited"
The accompanying notes are an integral part of these financial statements.

                              FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY

                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   SIX MONTHS ENDED
                                                                           SEPTEMBER 30         SEPTEMBER 30
                                                                               1996                 1995
                                                                          -------------         ------------
Net Sales                                                                   $17,078,000          $13,498,000

Cost of Sales                                                                13,253,000           11,350,000
                                                                          -------------         ------------

    Gross Margin                                                              3,825,000            2,148,000

Selling, General, and Administrative Expenses                                 2,975,000            2,068,000
                                                                          -------------         ------------

    Operating Income                                                            850,000               80,000

Interest and Other Expense                                                      175,000              172,000
                                                                          -------------         ------------

    Earnings (loss) before income taxes                                         675,000              (92,000)

Provision for Income Taxes                                                      270,000              (37,000)
                                                                          -------------         ------------

    NET EARNINGS (LOSS)                                                         405,000              (55,000)
                                                                          -------------         ------------
                                                                          -------------         ------------

Earnings (loss) per common share                                                  $0.12               ($0.02)
                                                                          -------------         ------------
                                                                          -------------         ------------

Weighted average number of common shares
  and common share equivalents outstanding                                    3,307,750            3,552,500
                                                                          -------------         ------------
                                                                          -------------         ------------




















"Unaudited"
The accompanying notes are an integral part of these financial statements.

                        FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 THREE MONTHS ENDED
                                                                           SEPTEMBER            SEPTEMBER
                                                                             1996                 1995
                                                                          -------------         ------------
CASH FLOW (LOSS) FROM OPERATING ACTIVITIES
Net earnings                                                                   $233,000              $24,000

Adjustments to reconcile net earnings (loss) to net
  cash provided by (used in) operating activities:
            Depreciation and amortization                                       147,000              141,000
            Deferred income taxes                                                                     16,000
            Loss (gain) on sale of property and equipment                         3,000
            Changes in operating assets and
                     liabilities:
                Trade accounts and notes receivable                             138,000             (948,000)
                 Inventories                                                    218,000              363,000
                Prepaid expenses and other assets                               (23,000)             (10,000)
                Accounts payable and accrued
                liabilities                                                     167,000               59,000
                                                                          -------------         ------------

Net cash provided by (used in) operating activities                             883,000             (355,000)
                                                                          -------------         ------------

CASH FLOW (LOSS) FROM INVESTING ACTIVITIES
Purchases of property and equipment                                            (114,000)             (70,000)
Reduction in notes receivable from officers/stockholders                        (16,000)               6,000
Proceeds from sale of property and equipment
                                                                          -------------         ------------

Net cash provided by (used in) investing activities                            (130,000)             (64,000)
                                                                          -------------         ------------

CASH FLOW (LOSS) FROM FINANCING ACTIVITIES
Proceeds from (payments on) long-term debt                                      (56,000)             (29,000)
Net proceeds from (payments on) revolving
                  credit line                                                  (150,000)             438,000
Repurchase of common stock                                                      (48,000)
                                                                          -------------         ------------
Net cash provided by (used in) financing
          activities                                                           (254,000)             409,000
                                                                          -------------         ------------
Net increase (decrease) in cash and cash
          equivalents                                                           499,000              (10,000)
Cash and cash equivalents at beginning of period                                119,000              116,000
                                                                          -------------         ------------
Cash and cash equivalents at end of period                                     $618,000             $106,000
                                                                          -------------         ------------
                                                                          -------------         ------------





"Unaudited"
The accompanying notes are an integral part of these financial statements.

                      FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY

                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  SIX MONTHS ENDED
                                                                           SEPTEMBER 30         SEPTEMBER 30
                                                                               1996                 1995
                                                                          -------------         ------------
CASH FLOW (LOSS) FROM OPERATING ACTIVITIES
Net earnings (loss)                                                            $405,000             ($55,000)

Adjustments to reconcile net earnings (loss) to net
  cash provided by (used in) operating activities:
            Depreciation and amortization                                       293,000              280,000
            Deferred income taxes                                                                    (37,000)
            Loss (gain) on sale of property and equipment                         3,000
            Changes in operating assets and
                     liabilities:
                Trade accounts and notes receivable                            (440,000)          (1,298,000)
                 Inventories                                                    243,000              376,000
                Prepaid expenses and other assets                                13,000              (39,000)
                Accounts payable and accrued
                liabilities                                                     361,000               84,000
                                                                          -------------         ------------

Net cash provided by (used in) operating activities                             878,000             (689,000)
                                                                          -------------         ------------

CASH FLOW (LOSS) FROM INVESTING ACTIVITIES
Purchases of property and equipment                                            (198,000)            (281,000)
Reduction in notes receivable from officers/stockholders                         11,000               40,000
Proceeds from sale of property and equipment
                                                                          -------------         ------------

Net cash provided by (used in) investing activities                            (187,000)            (241,000)
                                                                          -------------         ------------

CASH FLOW (LOSS) FROM FINANCING ACTIVITIES
Proceeds from (payments on) long-term debt                                     (112,000)              53,000
Net proceeds from (payments on) revolving
                  credit line                                                    62,000              866,000
Repurchase of common stock                                                     (159,000)
                                                                          -------------         ------------
Net cash provided by (used in) financing
          activities                                                           (209,000)             919,000
                                                                          -------------         ------------
Net increase (decrease) in cash and cash
          equivalents                                                           482,000              (11,000)
Cash and cash equivalents at beginning of period                                136,000              117,000
                                                                          -------------         ------------
Cash and cash equivalents at end of period                                     $618,000             $106,000
                                                                          -------------         ------------
                                                                          -------------         ------------





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

2.    INVENTORIES


Inventories are comprised of:
                                                        SEPTEMBER 30            MARCH 31
                                                            1996                  1996
                                                        ------------          -----------
Raw Materials                                             $1,415,000           $1,643,000
Work in Progress                                             316,000              316,000
Finished Goods                                               761,000              776,000
                                                        ------------          -----------

                 TOTAL                                    $2,492,000             2,735,000
                                                        ------------          -----------
                                                        ------------          -----------

3.    PROPERTY AND EQUIPMENT

The Company's investment in property and equipment, at cost, less related accumulated depreciation and amortization is summarized below:

                                                        SEPTEMBER 30            MARCH 31
                                                            1996                  1996
                                                        ------------          -----------
Machinery and Equipment                                   $3,581,000           $3,528,000
Tools, Dies and Molds                                      2,861,000            2,761,000
Furniture, Fixtures, and Vehicles                            668,000              637,000
Buildings and Leasehold Improvements                          94,000               92,000
Research and Development Equipment                           282,000              282,000
                                                        ------------          -----------
                                                          $7,486,000           $7,300,000

Accumulated Depreciation and Amortization                  5,480,000            5,196,000
                                                        ------------          -----------

                                                          $2,006,000           $2,104,000
                                                        ------------          -----------
                                                        ------------          -----------


                        FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY
                    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


SELECTED FINANCIAL DATA

4.    LONG TERM DEBT

Long-Term debt is summarized as follows:

                                                        SEPTEMBER 30            MARCH 31
                                                            1996                  1996
                                                        ------------          -----------
Equipment term loans payable to bank, bearing
interest at the bank's prime rate plus 1% due
in monthly principal amounts from $7,000 to
$8,000 plus interest, through March 1999.                   $461,000             $555,000

Notes payable to a finance company, bearing
interest at 8.75% due in monthly principal and
interest payments of $2,500 through March 2000.              $91,000             $104,000


Unsecured subordinated note payable, bearing
interest at 14%, principal payments due
quarterly increasing from $2,500 to $40,000
through December 2000.                                      $475,000             $480,000
                                                        ------------          -----------
                                                          $1,027,000           $1,139,000

Less current portion                                        $235,000             $235,000
                                                        ------------          -----------

                                                            $792,000             $904,000
                                                        ------------          -----------
                                                        ------------          -----------

  5.    RELATED PARTY TRANSACTIONS

On September 30, 1996, advances to officers/stockholders totaling $121,000 are outstanding, this represents a decrease of $11,000 from the period ended March 31, 1996. Principal payments on these advances will be due in semiannual installments over the next two years, with interest on the notes ranging from 8% to 10%. In the event that the amounts are not repaid, the principal and interest due will be charged to these individuals as compensation expense over the remaining repayment period.

During fiscal year 1996 the Company entered into a monthly operating lease of equipment with H&H Equities Incorporated. H&H Equities Incorporated is wholly owned by Willard P. Harris and John D. Hornsby, members of the Company's Board of Directors. The monthly lease payments are $3,872 and totaled $27,104 for the six months ended September 1996.

                      FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY
                  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

 (1) LIQUIDITY AND CAPITAL RESOURCES

The Company has lines of credit with a bank for an aggregate $4,500,000 with an interest rate of .75 percent above prime, payable monthly. At September 30, 1996 $2,325,000 was owed under the lines of credit compared to $2,263,000 at March 31, 1996. The line of credit agreements contain restrictive covenants which require maintenance of working capital and other financial ratios, prohibit the payment of dividends and have certain other limitations. The Company was in compliance with all of these restrictive covenants as of September 30, 1996.

Accounts receivable (before allowance for doubtful accounts) at September 30, 1996 were $3,968,000 compared to $3,512,000 at March 31, 1996. This 13.0%
increase is primarily due to an increase in sales for the three months ended September 30, 1996 from the three months ended March 31, 1996 of $1,995,000 or 31.3%

The current ratio has increased slightly as of September 30, 1996 to 1.16:1 from 1.12:1 at March 31, 1996. The Company does not anticipate a material change in this ratio during fiscal year ending March 31, 1997.

The Company has made capital additions of $198,000 during the six months ended September 30, 1996. The Company anticipates total purchases of approximately $600,000 during the fiscal year ending March 31, 1997.

(2) RESULTS OF OPERATIONS

Sales for the six months ended September 30, 1996 increased by 26.5% from the same six month period in 1995. This increase is explained in part by a surge in the manufactured housing industry which resulted in a 17.9% increase in the number of fireplaces sold to 56,417 from 47,842. Additionally there was a $21 increase in selling price per unit for the six months ended September 30, 1996 compared to the six months ended September 30, 1995. Sales for the three months ended September 30, 1996 increased by 14.7% from the same three month period in 1995. The increase in selling price per unit for the three months ended September 30, 1996 compared to the three months ended September 30, 1995 was $31. A number of factors affected the selling price, the Company decreased the number of special discounts available to customers, raised the price of the product and increased sales of non fireplace items such as pipe, accessories and logsets.

Cost of sales as a percent of sales decreased for the six months ended September 30, 1996 to 77.6% from 84.1% for the same period in 1995. Cost of sales as a percent of sales decreased for the three months ended September 30, 1996 to 77.3% from 82.8% for the same period in 1995. These decreases are due to higher selling prices coupled with an improved steel purchasing program.

Selling, general, and administrative expenses were 17.4% of sales for the six months ended September 30, 1996 compared to 15.3% for the same period in 1995. Selling, general, and administrative expenses were 17.0% of sales for the three months ended September 30, 1996 compared to 15.3% for the same period in 1995. These decreases are due to higher sales offset by higher insurance, legal, bad debt and bonus accruals.

Interest and other expense as a percent of sales decreased .3% for the six months ended September 30, 1996 and .3% for the three months ended September 30, 1996 from the same periods in 1995. This decrease is due to interest on lower borrowings.

Net income increased by 2.8% of sales for the six months ended September 30, 1996 and 2.4% for the three months ended September 30, 1996 compared to the same periods in 1995. These increases are related to the increased sales and offset by the higher legal and bad debt accruals.

                    FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


PART II - OTHER INFORMATION

(a)    Exhibits
(11)      Earnings Per Share:

Earnings per common share and common share equivalents are based on the weighted average number of shares and common share equivalents outstanding during the year.


Weighted average number of shares
outstanding during the period                                                   3,307,750

Number of common shares equivalents
and warrants outstanding, calculated
under treasury stock method,
using the average market price
                                                                              -----------
                                                                                3,307,750
                                                                              -----------
                                                                              -----------

(27) Financial Data Schedule:

Incorporated by reference from the Electronic filing of this report.


(b)    Reports on Form 8-K

No Form 8-K was filed during this quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:          October 30, 1996            FIREPLACE MANUFACTURERS, INC.

                                           BY:     WILLARD P. HARRIS
                                                   ---------------------------
                                                   Willard P. Harris
                                                   Chief Executive Officer

                                                   JANE ANN IOVINE
                                                   ---------------------------
                                                   Jane Ann Iovine
                                                   Vice President of Finance