Form 10-Q
period 1996-12-31
FIREPLACE MANUFACTURERS INC
filed 1997-02-11
CIK 738992

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549


/X/                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 1996

                                       OR

/ /                TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-13746

                      FIREPLACE MANUFACTURERS, INCORPORATED
             (Exact Name of Registrant as specified in its charter)


     California                                     95-3244946
------------------------------             -------------------------
(State or other jurisdiction)              (I.R.S. Employer I.D. No.)

2701 South Harbor Boulevard  Santa Ana, California  92704
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:    (714)  549-7782
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

               YES  /X/                 NO  / /

The number of shares outstanding of each of the Registrant's classes of Common Stock on January 31, 1997, was as follows:

Common Stock, $0.01 Par Value per share - 3,257,198

                                     Part I

                              FINANCIAL INFORMATION



The following comparative financial statements for the three and nine month periods ended December 31, 1996, have not been audited by independent public accountants; but, in the opinion of management, all adjustments necessary to present fairly the results of operations for the period have been included.

The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations.

Operating results for the three and nine month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. It is suggested that the condensed financial statements be read in conjunction with the financial statements and accompanying notes included in the Company's 1996 Annual Report on Form 10-KSB.

                  FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                  DECEMBER 31        MARCH 31
                                                    1996               1996
                                                 -------------      -----------
ASSETS
Current Assets:
  Cash and Cash Equivalents                           $182,000        $136,000
  Trade accounts and notes receivable, less
    allowance for doubtful accounts of
    $255,000, at December 31, 1996, and
    $239,000 at March 31, 1996                       3,137,000       3,273,000
  Inventories (Note 2)                               2,087,000       2,735,000
  Prepaid expenses and other assets                    116,000         101,000
  Deferred Income Taxes                                314,000         314,000
                                                 -------------      -----------
       TOTAL CURRENT ASSETS                          5,836,000       6,559,000

Property and Equipment at cost, Net (Note 3)         1,821,000       2,104,000

Other Assets                                            50,000         120,000
                                                 -------------      -----------
                                                    $7,707,000      $8,783,000
                                                 -------------      -----------
                                                 -------------      -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Lines of Credit                                   $1,233,000      $2,263,000
  Accounts Payable                                   1,582,000       2,647,000
  Current portion of long-term debt (Note 4)           235,000         235,000
  Accrued Liabilities                                1,515,000         717,000
                                                 -------------      -----------
       TOTAL CURRENT LIABILITIES                     4,565,000       5,862,000
                                                 -------------      -----------

Long-Term Debt, less current portion
 (Note 4)                                              514,000         904,000
Deferred Income Taxes                                  369,000         369,000
                                                 -------------      -----------
   TOTAL LONG TERM LIABILITIES                         883,000        1,273,000
                                                 -------------      -----------
Preferred Stock:  $1.00 par value,
   authorized 1,000,000 shares; none
   issued or outstanding

Common Stock: $.01 par value, authorized
   10,000,000 shares; issued and
   outstanding 3,257,198 shares at
   December 31, 1996 and 3,475,450 at
   March 31, 1996                                       33,000          35,000

Additional Paid in Capital                             108,000         309,000

Retained Earnings                                    2,157,000       1,436,000

Notes Receivable From Officers/Stockholders
 (Note 5)                                              (39,000)       (132,000)
                                                 -------------      -----------
       TOTAL STOCKHOLDERS' EQUITY                    2,259,000       1,648,000
                                                 -------------      -----------
                                                    $7,707,000      $8,783,000

                                                 -------------      -----------
                                                 -------------      -----------

"Unaudited"
The accompanying notes are an integral part of these financial statements.

                  FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        THREE MONTHS ENDED
                                                  DECEMBER 31       DECEMBER 31
                                                      1996              1995
                                                 -------------      -----------

Net Sales                                           $8,215,000      $8,854,000

Cost of Sales                                        6,039,000       7,279,000
                                                 -------------      -----------

   Gross Margin                                      2,176,000       1, 575,000

Selling, General, and Administrative Expenses        1,602,000        1,253,000
                                                 -------------      -----------

   Operating income                                    574,000         322,000

Interest and Other Expense                              47,000         102,000
                                                 -------------      -----------

   Earnings before income taxes                        527,000         220,000

Provision for Income Taxes                             211,000          89,000
                                                 -------------      -----------

   NET EARNINGS                                        316,000         131,000
                                                 -------------      -----------
                                                 -------------      -----------

Earnings (loss) per common share                         $0.10           $0.04
                                                 -------------      -----------
                                                 -------------      -----------
Weighted average number of common shares
   and common share equivalents outstanding          3,299,507       3,540,439
                                                 -------------      -----------
                                                 -------------      -----------


"Unaudited"
The accompanying notes are an integral part of these financial statements.

                  FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        NINE MONTHS ENDED
                                                  DECEMBER 31       DECEMBER 31
                                                      1996              1995
                                                 -------------      -----------

Net Sales                                          $25,293,000     $22,352,000

Cost of Sales                                       19,293,000      18,628,000
                                                 -------------      -----------
   Gross Margin                                      6,000,000       3,724,000

Selling, General, and Administrative Expenses        4,576,000       3,321,000
                                                 -------------      -----------

   Operating Income                                  1,424,000         403,000

Interest and Other Expense                             222,000         274,000
                                                 -------------      -----------

   Earnings (loss) before income taxes               1,202,000         129,000

Provision for Income Taxes                             481,000          52,000
                                                 -------------      -----------

   NET EARNINGS (LOSS)                                 721,000          77,000
                                                 -------------      -----------
                                                 -------------      -----------

Earnings (loss) per common share                         $0.22           $0.02
                                                 -------------      -----------
                                                 -------------      -----------

Weighted average number of common shares
   and common share equivalents outstanding          3,345,731       3,548,480
                                                 -------------      -----------
                                                 -------------      -----------


"Unaudited"
The accompanying notes are an integral part of these financial statements.

                  FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                        NINE MONTHS ENDED
                                                  DECEMBER 31       DECEMBER 31
                                                      1996              1995
                                                 -------------      -----------

CASH FLOW (LOSS) FROM OPERATING ACTIVITIES
   Net earnings                                       $721,000         $77,000

Adjustments to reconcile net earnings (loss)
   to net cash provided by (used in) operating
   activities:
      Depreciation and amortization                    525,000         386,000
      Deferred income taxes                                  0               0
      Compensation to reduce notes receivable
          from Officers and Stockholders                93,000          29,000
      Loss (gain) on sale of property and
          equipment                                     (7,000)         30,000
      Changes in operating assets and
          liabilities:
          Trade accounts and notes receivable          136,000      (1,712,000)
          Inventories                                  648,000         233,000
          Prepaid expenses and other assets             55,000        (118,000)
          Accounts payable and accrued
          liabilities                                 (267,000)        524,000
                                                 -------------      -----------
Net cash provided by (used in) operating
 activities                                          1,904,000        (551,000)
                                                 -------------      -----------

CASH FLOW (LOSS) FROM INVESTING ACTIVITIES
Purchases of property and equipment                   (242,000)       (430,000)
Reduction in notes receivable from
 officers/stockholders                                       0          14,000
Proceeds from sale of property and equipment             7,000           7,000
                                                 -------------      -----------
Net cash provided by (used in)
 investing activities                                 (235,000)       (409,000)
                                                 -------------      -----------

CASH FLOW (LOSS) FROM FINANCING ACTIVITIES
Proceeds from (payments on) long-term debt            (390,000)         24,000
Net proceeds from (payments on) revolving
      credit line                                   (1,030,000)        988,000
Repurchase of common stock                            (203,000)        (14,000)
                                                 -------------      -----------

Net cash provided by (used in) financing
      activities                                    (1,623,000)        998,000
                                                 -------------      -----------
Net increase (decrease) in cash and cash
      equivalents                                       46,000          38,000
Cash and cash equivalents at beginning
      of period                                        136,000         117,000
                                                 -------------      -----------
Cash and cash equivalents at end of period            $182,000        $155,000
                                                 -------------      -----------
                                                 -------------      -----------


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

2.  INVENTORIES

Inventories are comprised of:

                                             DECEMBER 31     MARCH 31
                                                1996           1996
                                            ------------   -----------

Raw Materials                                $1,181,750     $1,643,000
Work in Progress                                316,000        316,000
Finished Goods                                  589,250        776,000
                                            ------------   -----------

     TOTAL                                   $2,087,000      2,735,000
                                            ------------   -----------
                                            ------------   -----------

3.  PROPERTY AND EQUIPMENT

The Company's investment in property and equipment, at cost, less related accumulated depreciation and amortization is summarized below:

                                              DECEMBER 31     MARCH 31
                                                 1996           1996
                                            ------------   -----------

Machinery and Equipment                      $2,946,000     $3,528,000
Tools, Dies and Molds                         1,275,000      2,761,000
Furniture, Fixtures, and Vehicles               622,000        637,000
Buildings and Leasehold Improvements             54,000         92,000
Research and Development Equipment              279,000        282,000
                                            ------------   -----------
                                             $5,176,000     $7,300,000

Accumulated Depreciation and
 Amortization                                 3,355,000      5,196,000
                                            ------------   -----------

                                             $1,821,000     $2,104,000
                                            ------------   -----------
                                            ------------   -----------

               FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


SELECTED FINANCIAL DATA

4.  LONG-TERM DEBT

Long-Term debt is summarized as follows:
                                                   DECEMBER 31      MARCH 31
                                                      1996            1996
                                                --------------   ------------

Equipment term loans payable to bank,
bearing interest at the bank's prime rate
plus 1% due in monthly principal amounts
from $7,000 to $8,000 plus interest,
through March 1999.                                 $413,000       $555,000

Notes payable to a finance company, bearing
interest at 8.75% due in monthly principal
and interest payments of $2,500 through
March 2000.                                          $86,000       $104,000

Unsecured subordinated note payable, bearing
interest at 14%, principal payments due
quarterly increasing from $10,000 to $35,000
through September 1999.                             $250,000       $480,000
                                                  -----------   -----------
                                                    $749,000     $1,139,000

Less current portion                                $235,000       $235,000
                                                  -----------   -----------

                                                    $514,000       $904,000
                                                  -----------   -----------
                                                  -----------   -----------

5.  RELATED PARTY TRANSACTIONS

On December 31, 1996, advances to officers/stockholders totaling $39,000 are outstanding, this represents a decrease of $93,000 from the period ended March 31, 1996. The decrease was a result of compensation used by officers/stockholders to repay the loans. Principal payments on these advances will be due in semiannual installments over the next year, with interest on the notes ranging from 8% to 10%. In the event that the amounts are not repaid, the principal and interest due will be charged to these individuals as compensation expense over the remaining repayment period.

The Company has entered into two monthly operating leases of equipment with H&H Equities Incorporated. H&H Equities Incorporated is wholly owned by Willard P. Harris and John D. Hornsby, members of the Company's Board of Directors. The monthly lease payments are $7,119 and totaled $79,566 for the nine months ended December 1996.

                  FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(1) LIQUIDITY AND CAPITAL RESOURCES

The Company has lines of credit with a bank for an aggregate $4,500,000 with an interest rate of .5 percent above prime, payable monthly. At December 31, 1996 $1,233,000 was owed under the lines of credit compared to $2,263,000 at March 31, 1996. The line of credit agreements contain restrictive covenants which require maintenance of working capital and other financial ratios, prohibit the payment of dividends and have certain other limitations. The Company was in compliance with all of these restrictive covenants as of December 31, 1996. The line of credit is renegotiated annually on August first, the Company does not anticipate any problems with its ability to continue with its current financing.

Accounts receivable (before allowance for doubtful accounts) at December 31, 1996 were $3,392,000 compared to $3,512,000 at March 31, 1996. This 3.4%
decrease is primarily due to improved credit collections for the three months ended December 31, 1996 from the three months ended March 31, 1996.

The current ratio has increased 13.4% as of December 31, 1996 to 1.27:1 from 1.12:1 at March 31, 1996. The Company was able to use the higher selling price per unit, discussed in "Results of Operations" below, to payoff its line of credit resulting in this lower ratio.

The Company has made capital additions of $242,000 during the nine months ended December 31, 1996. The Company anticipates total purchases of approximately $500,000 during the fiscal year ending March 31, 1997.

The Company has, and may continue to, repurchase its common stock. Between March 31, 1996 and December 31, 1996 the Company has repurchased 218,252 shares of common stock for $203,000. These shares are retired as required by California law.

(2) RESULTS OF OPERATION

Sales for the nine months ended December 31, 1996 increased by 13.2% from the same nine month period in 1995. This increase is explained in part by a surge in the manufactured housing industry which resulted in a 6.0% increase in the number of fireplaces sold to 81,819 from 77,176. Additionally there was a 6.7% or $19.51 increase in selling price per fireplace unit for the nine months ended
December 31, 1996 compared to the nine months ended December 31, 1995.   A
number of factors affected the selling price, the Company decreased the number of special discounts available to customers, raised the price of the product and increased sales of non fireplace items such as pipe, accessories and logsets. Sales for the three months ended December 31, 1996 decreased by 7.2% from the same three month period in 1995. The decrease is due to a decrease in the number of fireplaces sold for the three months ended December 31, 1996 compared to the three months ended December 31, 1995 of 3,929 or 13.4%, offset by a 7% increase in the average selling price of a fireplace unit.

Cost of sales as a percent of sales decreased for the nine months ended December 31, 1996 to 76.3% from 83.3% for the same period in 1995. Cost of sales as a percent of sales decreased for the three months ended December 31, 1996 to 73.5% from 82.2% for the same period in 1995. These decreases are due to higher selling prices coupled with an improved steel purchasing program.

Selling, general, and administrative expenses were 18.1% of sales for the nine months ended December 31, 1996 compared to 14.9% for the same period in 1995. Selling, general, and administrative expenses were 19.5% of sales for the three months ended December 31, 1996 compared to 14.2% for the same period in 1995. These increases are due to higher insurance costs, and higher bonus expense related to the higher pre tax net profit.

Interest and other expense as a percent of sales decreased .3% for the nine months ended December 31, 1996 and .6% for the three months ended December 31, 1996 from the same periods in 1995. This decrease is due to interest calculated on lower borrowings.

Net income increased by 2.6% of sales for the nine months ended December 31, 1996 and 2.3% for the three months ended December 31, 1996 compared to the same periods in 1995. This increase is due to the increased sales price per unit, offset against the higher insurance costs and bonus expense.

                  FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(3) NEW ACCOUNTING PRONOUNCEMENTS

In 1996, the Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The adoption of this Statement did not have a material effect on the Company's financial statements.

The Financial Accounting Standards Board (FASB) has issued Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and Statement No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125 (an amendment of FASB Statement No. 125) which becomes effective for transactions occurring after December 31, 1996 and certain transactions after December 31, 1997. These Statements do not permit earlier or retroactive application. The Company does not believe the adoption of these two statements will have a material effect on the financial statements.

PART II - OTHER INFORMATION

(a)  Exhibits

(27) Financial Data Schedule:

Incorporated by reference from the Electronic filing of this report.

(b)  Reports on Form 8-K

No Form 8-K was filed during this quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     February 10, 1997


                                        FIREPLACE MANUFACTURERS, INC.

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