Form 10-K405
period 1997-03-31
FIREPLACE MANUFACTURERS INC
filed 1997-06-30
CIK 738992

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549


/x/                  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                       OR

/ /               TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-13746

                          FIREPLACE MANUFACTURERS, INC.
             (Exact Name of Registrant as specified in its charter)


          California                                        95-3244946
----------------------------------------------    ------------------------------
(State or other jurisdiction of Incorporation)    (I.R.S. Employer I.D. No.)

2701 South Harbor Boulevard, Santa Ana, California  92704
--------------------------------------------------------------------------------
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (714)  549-7782
                                                    ---------------

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
          Title of Each Class                          on which Registered
          -------------------                          -------------------

                 NONE

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 Par Value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES /x/                  NO / /

Indicate by check mark if disclosure of delinquent filer's pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.               X
                    -----------

The aggregate market value of the Registrant's Common Stock held by non-affiliates based on the average bid and asked prices of such stock, as of May 23, 1997 was $2,633,000 and $2,896,000, respectively.

The number of shares outstanding of each of the Registrant's classes of Common Stock as of May 23, 1997, was as follows:

Common Stock, $0.01 Par Value per share - 3,417,550

Documents incorporated by reference.  None

                                     PART I

ITEM 1    BUSINESS

Fireplace Manufacturers, Inc. ("FMI" or "the Company") was incorporated in 1976 and is engaged in the manufacture and sale of factory-built metal fireplace systems and gas fireplace appliances.

METAL FIREPLACE SYSTEMS AND RELATED PRODUCTS
Fireplace Manufacturers, Inc., designs, manufactures, and sells factory-built, energy-efficient metal fireplace systems. The Company currently produces wood-burning metal fireplaces, decorative gas appliances with refractory-lined fireboxes, horizontal/vertical gravity direct vent wall furnaces, and related chimney flues. Optional features of the fireplaces include the ability to accept natural gas, glass doors, decorative facings, outside air intakes, and electrical fans. The fireplaces are used in single-family homes, condominiums, apartments, other multiple-family dwellings, and in mobile homes. They can be used as part of a wall, in a corner, or as a room divider. Fireplaces are sold mainly to homebuilders who install the system in new construction, and to the "Do-It-Yourself" (DIY) homecenters and retail distributors.

Each fireplace consists of an inner sheet metal firebox, which is lined with an insulating brick-textured refractory material, and an outer sheet metal shell separated from the heat-bearing box. Chimney components, which are attached to the firebox in accordance to the height of the dwelling, are of double-wall construction so that the outer wall may be installed within two inches (2") of the combustible building materials. The firebox has specifically designed vents, which permits convection flow to recirculate warm air heated in that chamber into the room where the fireplace is installed.

The Company currently produces forty eight models of fireplaces, varying in size and shape with slightly different grillwork styles. The fireplace units are generally sold to distributors at competitive prices. The distributors sell the fireplaces to builders at prices from $345 to $3,200. Twenty-nine of these fireplaces are gas-only models.

FMI has developed a line of unvented fireplaces and gas log heaters that have grown in popularity over the last three (3) years. The Company expects the unvented products to gain popularity over the near future, although it lacks approval in various states.

Also added to the product line is free standing stoves and a series of vented and unvented gas log sets:

FREE STANDING STOVES
Free standing stoves have a powder coated spray finish which resists scuffing, scraping and fading. They can be easily placed in a corner or perpendicularly installed with no chimney or ductwork. The free standing stoves uses natural or propane fuel.

VENTED AND UNVENTED GAS LOG SETS
The vented gas log sets have the ambiance of a wood fire with the convenience of simple ignition or the flip of a switch. The log kits come complete in 16", 18", 24" and special order 30" with logs, burner grate, connector, volcanic rock, vermiculite and rock wool. Unvented gas logs can be installed in any FMI vented or unvented fireplace, masonry fireplaces, as well as other zero clearance manufactured boxes that have approval with FMI unvented log sets. The log sets can be produced as either round oak or split oak and range in size from 18" to 30". For safety, the ODS (oxygen depletion sensor) will shut the gas logs off if oxygen is depleted or fuel is interrupted in the room.
Historically, sales for gas logs are higher during the fall.

CUSTOMERS AND MARKETING
The Company has developed three distribution markets for its products:

HOMEBUILDERS
This market is the largest and has been a focus for FMI throughout its 20 year history. FMI sells directly to fireplace distributors or "jobbers" who sell,
service, and install the fireplaces.   National home-building is growing at a
conservative rate.

RETAIL
The DIY market is growing rapidly; FMI has been distributing through this channel since 1989. More and more custom homebuilders, small builders, and remodelers are purchasing their building materials from discount centers. FMI has turned its focus toward the two-step distribution process in marketing to fireplace centers.

MOBILE HOMES AND MANUFACTURED HOUSING
Growth in this market has been at approximately 10% annually, and the competition is substantial. FMI sells to the Evcon Group, a national distributor of furnaces and fireplaces to the mobile home industry. Eighteen percent of the mobile homes manufactured each year have a fireplace.

The Company has an agreement with the Evcon Group to provide fireplaces for the mobile home industry. This agreement provides for the Evcon Group to be the distributor to the mobile home industry for the Company's products. This agreement is renewable annually.

The Company also sells into manufactured housing in limited international markets: Japan, Canada, Norway, Holland, England and Saudi Arabia. Total sales to all foreign markets are less than 10%.

The sales and marketing functions are currently managed by FMI's Vice President of Sales and Marketing. FMI employs three regional sales managers. Each manager covers a multi-state region, selling through independent representative agencies. The Company's regional sales managers are based in Campbell, California; Poway, California; and Fredericksburg, Virginia. Homecenter sales and service are managed by the regional sales person in that area.

For the fiscal year ended March 31, 1997, sales to the Evcon Group accounted for 23% of FMI sales. Sales to Quality Insulation accounted for 12% of FMI sales. Except for these customers, no other customer accounted for more than 10 percent of metal fireplace sales. The total number of customers is 220.

The loss of the relationship of any major distributor could have an adverse effect on FMI, at least until FMI could establish a new distributor for the area.

As of March 31, 1997, the backlog of firm orders for the metal fireplace systems was not significant. Backlogs typically only represent approximately one or two weeks of sales since products are usually shipped within a few days of an order.

PATENTS TRADEMARKS AND TRADENAMES
The Company does not own any material patents. The consumer products manufactured by the Company are marketed under the name "FMI Fireplace Systems".

FABRICATION OF FIREPLACES
The fireplaces are produced at FMI's plant in Santa Ana, California. Metal forming presses and related equipment are utilized to cut, bend, weld, and rivet a fireplace's component parts. After assembly, the fireboxes are lined with refractory material and painted. As of March 31, 1997, FMI was producing over 400 fireplaces per day.

FMI's fireplaces go through approximately seven inspections before shipment. In addition, prototype models and samples are periodically tested by independent testing laboratories. FMI also has a fully equipped sealed room testing facility for assessing various characteristics of the component parts of its metal fireplace systems. The line of fireplaces manufactured by the Company has been successfully listed to U.S., Candian and European Standards by independent agencies which include INCHSCAPE, American Gas Association and Underwriters Laboratories.

SUPPLIES AND RAW MATERIALS
The major materials used in the production of the fireplaces are galvanized, aluminized and stainless steel, refractory concrete, and fiberglass insulation. These materials are generally available at competitive prices and are purchased from more than one supplier.

BUILDING CODES
The metal fireplaces are subject to the requirements of local building codes and have been listed by Underwriters Laboratories. FMI's fireplace systems meet the requirements of the Veterans Administration and Federal Housing Administration programs, and certain models of FMI fireplaces are approved for mobile homes.

Pending legislation in several states and major cities for clean air to meet Environmental Protection Agency requirements has resulted in FMI developing clean-burning appliances, the emphasis being on gas-burning appliances. While continuing to manufacture wood burning fireplaces, FMI has added four gas-burning appliances to the product line, making a total of twenty-nine gas-burning models in their line.

DISTRIBUTION CENTERS
To remain competitive in the Midwest and East coast, FMI has established a distribution center in Atlanta, Georgia. This also allows FMI to better service the FMI distributor with their product needs quickly.

RESEARCH AND DEVELOPMENT
The Company incurs research and development costs on new product development, improvement of existing products, and product line extension. During 1997, 1996 and 1995, the Company investment in research and development totaled $607,000, $586,000 and $693,000, respectively.

COMPETITION
There are eight well-established US companies manufacturing metal fireplaces, which are sold on a nationwide basis through a number of distributors and dealers. Since these competitors are primarily privately-held companies or divisions of larger companies, precise financial information as to their competitive impact on FMI is not available. FMI competes, based on lower cost of its units, design innovations, and ease of installation of its fireplace systems.

FMI also competes with masons who hand build fireplaces and with precast concrete fireplaces. Hand built masonry fireplaces take longer to install and require on-site preparation of the building. Metal fireplaces require no on-site preparation. In addition, precast masonry fireplaces weigh between 6,000 and 24,000 pounds compared to 200 to 480 pounds for a metal fireplace; and they are also more expensive to build and ship and can effectively be shipped only within approximately a 100-mile radius.

EMPLOYEES
As of March 31, 1997, FMI employed 211 persons, including approximately 181 in fabrication and a staff of 30 sales, office, engineering, and administrative personnel. None of these employees are covered by collective bargaining agreements, and FMI considers its employee relations to be satisfactory.

ITEM 2    PROPERTIES

FMI leases a facility in Santa Ana, California, comprising approximately 85,500 square feet. Effective May 1, 1994, FMI entered into a five-year lease for such facility with monthly rentals of $28,000.

ITEM 3    LEGAL PROCEEDINGS

A claim has been asserted against the Company which resulted in legal proceedings against the Company. The matter involves two consolidated actions pending in the United States District Court for the District of Minnesota, FMI
V. HEARTH TECHNOLOGIES, INC., Case No. 4-96-1080 (D.Minn.) (ADM/AJB) and HEARTH TECHNOLOGIES, INC. V. FMI, Case No. 4-96-684 (D.Minn.) (ADM/AJB). The actions involve the validity and alleged infringement of U.S. Patent No. 4,793,322 ("the `322 patent"), which is owned by Hearth. The claimant requested a royalty payment of $50.00 per direct vent flex unit. For fiscal year 1997 and 1996, total units subject to this royalty would be 11,523 and 11,010 respectively. During 1995, the Company had an independent patent attorney review the patents in question and it was the opinion of that attorney that the Company is not infringing on the patent. Assuming the claimant could establish infringement (a point which the Company vigorously disputes), the Company's damages expert has concluded that a reasonable royalty rate would be less than $10.00 per direct vent flex unit. The Company's independent counsel feel there is a reasonable likelihood of success in defense of this action, but is unable to express an opinion as to the probable outcome of the action at this time.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this form 10-K to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

PRICE RANGE OF COMMON STOCK
The following table shows the high and low bid prices for the Common Stock in the over-the-counter market for the fiscal quarters indicated. The Common Stock is quoted on the NASQ's Electronic Bulletin Board under the symbol: FPMI. The quotations were obtained from the National Quotation Bureau Incorporated and represent prices in the over-the-counter market between dealers in securities. They do not include retail mark-ups, mark-downs, or commissions, and do not necessarily represent actual transactions.

                         Fiscal Quarter          Common Stock Bid Prices
                         Ended                   High                Low
                         -------------------    -------------------------

1995                     March 31                 11/32              5/32
                         June 30                   3/8               1/8
                         September 30              5/16              1/8
                         December 31               1/2               3/16

1996                     March 31                 25/32             13/32
                         June 30                  15/16             13/16
                         September 30             15/16              3/8
                         December 31              15/16             17/32

1997                     March 31               1 1/8                3/4

In view of the limited market for and the sporadic trading of the Common Stock, the above prices are not considered a reliable indicator of fair market value.

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS:

                                                       Approximate Number of
                                                       Record Holders
               Title of Class                          as of May 23, 1997
               --------------                          ------------------

               Common Stock, $0.01                           903 (1)
               par value

(1) Included in number of record holders are shares held in "nominee" or "street names".

DIVIDENDS
The Company has not paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings, if any, to provide funds for the growth of the Company. Payment of cash dividends in the future will rest within the discretion of the Board of Directors and will depend, among other things, upon the Company's future earnings, capital requirements, and financial condition. Currently, the Company's loan agreement prohibits the payment of dividends. See Note 4 of the Notes to Financial Statements. In addition, California state law may prevent the Company from declaring any dividends if it does not have retained earnings or meet certain ratio tests after the payment of such dividends.

ISSUANCE OF UNREGISTERED SHARES OF COMMON STOCK
On March 25 1997, the Company issued the following members of the Board of Directors and executive officers the following shares of the Company's common stock. The shares were issued as part of their 1997 compensation.

                                                             Number
     Name and Principal Position                             of Shares  Amount
     ---------------------------                             ---------  ------

     Willard V. Harris, Jr., Chairman of the Board           50,000     $38,000
     Willard P. Harris, President, Chief Executive           50,000     $38,000
       Officer, Director
     John D. Hornsby, Chief Operating Officer                50,000     $38,000
     James L. Behrens, Vice President of Sales & Marketing   38,252     $29,072
     Jane A. Iovine, Vice President of Finance                5,000     $ 3,800

The shares were issued under an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 6    SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.

                                     FOR THE YEARS ENDED MARCH 31
                          --------------------------------------------------
                            1997      1996       1995       1994       1993
                            ----      ----       ----       ----       ----
                          (DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE AMOUNT)

Net sales                 $31,844   $28,729    $26,705    $19,813    $16,290

Net income                 $  994   $    44    $   457    $    43    $    37

Average shares
outstanding                 3,323     3,536      3,553      3,553      3,553

Net Income                 $ 0.30   $  0.01    $  0.13    $  0.01    $  0.01
per common share

Total assets               $6,937   $ 8,832    $ 8,988    $ 6,379    $ 5,863

Total long-term
obligations (excluding
current portion)           $  235   $   904    $   998    $   732    $   861

Cash dividends
per share                    N/A       N/A        N/A        N/A        N/A

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES
The Company has a line of credit with a bank for an aggregate $4,000,000 with an interest rate of .50 percent above prime, payable monthly. At March 31, 1997, there were no amounts outstanding under the line of credit compared to $2,263,000 at March 31, 1996. The net availability remaining under this revolving line of credit is $2,080,000 at March 31, 1997. The line of credit agreements contain restrictive covenants which require maintenance of working capital and other financial ratios, prohibit the payment of dividends and have certain other limitations. The lines of credit is subject to renewal on August 1, 1997. The Company does not anticipate any problems with its ability to continue with its current financing.

The Company also has available a $500,000 equipment line of credit which converts to a forty-eight month term loan on August 1, 1997. The borrowings under the line bear interest at the bank's prime rate plus 1%. The line is subject to the same covenants as the line of credit. At March 31, 1997, there were no amounts outstanding under this agreement.

Accounts receivable (before allowances for doubtful accounts) at March 31, 1997 were $2,579,000, compared to $3,512,000 at March 31, 1996. The 26.6% decrease is primarily attributed to improved credit collections. Days sales outstanding at March 31, 1996 was 43 compared to 28 at March 31, 1997. In 1996, the Company began to utilize an agreement with a finance company whereby the finance company, with the approval of the customer, will purchase receivables from the Company. Under the first program the invoice is paid within 15 days at a discount of 2.25%. Under the second program the invoice is paid within 30 days at a discount of 1.75%. The agreement contains a clause whereby if the finance company repossess' any inventory of the customer, the Company is obligated to buy back the repossessed inventory. The Company accounts for this arrangement as a sale of receivables. During 1997, the Company sold receivables of approximately $2,400,000. The balance sheet at March 31, 1997 includes approximately $150,000 due to the finance company. Management estimates that there will be no amounts of inventory repurchased under this agreement. The allowances for doubtful accounts increased $33,000 from $239,000 to $272,000 at March 31, 1997. The increased reserve is for a customer who is no longer in business and with whom a legal settlement has not been reached as of March 31, 1997.

The current ratio increased by 21.4% during fiscal year 1997. At March 31, 1997 the current ratio was 1.36:1 as compared to 1.12:1 at March 31, 1996. The Company benefited from higher margins, increased sales, reductions in inventory and accounts receivable, and was able to use the higher selling price per unit, discussed in "Results of Operations" below, to payoff its line of credit resulting in this higher ratio.

Inventories decreased $888,000 to $1,847,000 at March 31, 1997 from $2,735,000 at March 31, 1996. Purchased parts inventory decreased by $296,000 and steel inventory decreased by $104,000 as a result of an improved purchasing approach that allows for shorter lead time and smaller quantity purchased per transaction. During 1995, the Company identified a safety issue with one of the new private label vent free log sets. In an effort to be proactive, management made the decision to recall, rework and resell the units in question. The units that were not resold by March 31, 1997 were scrapped.

The Company has made equipment additions of $345,000 and $479,000 for 1997 and 1996 respectively. Purchases of fixed assets are anticipated to increase for the fiscal year ended March 31, 1998 although no specific budget has been established at this time. If required, financing for equipment purchases are available from financial institutions.

The Company's Board of Directors has approved the repurchase of up to 500,000 shares of common stock from time to time. During 1997 220,752 shares were repurchased for $208,000. An additional 87,050 shares were repurchased during 1996 for $50,000. The Board of Directors approved this action due to their belief that the shares are under valued. 193,252 of the repurchased shares valued at $144,939 were reissued as compensation to the Board of Directors and executive officers. As required by California law, the remaining 114,500 repurchased shares were retired. Subsequent to year end and before June 15, 1997, 30,400 additional shares have been repurchased. The Company intends to continue to repurchase stock from time to time in the future.

RESULTS OF OPERATIONS 1996 TO 1997
Sales for the fiscal year 1997 increased 10.8% from fiscal year 1996. The increase in sales is attributed to a 5.5% increase in selling price. The remaining increase is attributable to an increase in the number of units sold.
A number of factors affected the selling price, the Company decreased the number of special discounts available to customers, raised the price of the product and increased sales of non fireplace items such as pipe, accessories and log sets. The increase in units sold is explained by a surge in the manufactured housing industry. Based on present market conditions, the Company believes sales will remain constant for fiscal year 1998 although there can be no assurances in that regard.

Cost of sales for fiscal year 1997 were 79.1% of sales as compared with 83.2% of sales in fiscal year 1996. This decrease is attributed to the 5.5% increase in average selling price along with a 1.5% increase plant variable costs. Management's goal is to continue to improve this percentage in fiscal year 1998 although there can be no assurances in this regard.

Selling, general and administrative expenses increased by 0.90% to 16.4% of sales in fiscal 1997 compared to 15.5% in fiscal 1996. This slight increase is attributed to higher bonus expense which reflects the higher 1997 net profit. The Company analyzes all costs in these areas on an individual basis for necessity and impact on the overall profitability of the Company.

Interest expense decreased in 1997 by 0.5% as a percent of sales over the fiscal year 1996 expense. This decrease is due to interest calculated on lower borrowings. The Company expects interest expense to continue to decrease for 1998 although there can be no assurances in this regard.

Management estimates no evaluation allowance on deferred tax assets is needed due to expected future taxable income will be adequate to realize the deferred tax assets.

The Company's 1997 net income as a percent of sales increased 3.0% from 1996. Management believes that special cost cutting efforts and better market penetration will allow the Company to remain profitable in 1998 although there can be no assurances in this regard.

RESULTS OF OPERATIONS 1995 TO 1996
Sales for the fiscal year 1996 increased 7.6% from fiscal year 1995. The increase in sales is primarily due to a higher volume of unit sales offset by a 2% decrease in the average unit selling price. The increase in units can be attributed to new product introduction and better market penetration. The 2% decrease in the average unit selling price is due to higher and more frequent discounts offered to stimulate sales.

Cost of sales for fiscal year 1996 were 83.2% of sales as compared with 78.5% of sales in fiscal year 1995. This increase is due to several factors including the decrease in average selling price per fireplace by 2%, sales of low margin reworked product, and higher materials costs which were not passed on to customers.

Selling, general and administrative expenses were 15.5% of sales in fiscal 1996 compared to 17.9% in fiscal 1995. The Company's selling expense has decreased mainly due to increased cost cutting measures coupled with lower bonus expense as a percent of sales. The Company analyzes all costs in these areas on an individual basis for necessity and impact on the overall profitability of the Company.

Interest expense increased slightly in 1996 by .1% as a percent of sales over the fiscal year 1995 expense. This increase was due to increased average daily borrowings.

The Company's 1996 net income as a percent of sales decreased 1.6% from 1995.

FORWARD LOOKING STATEMENTS
Statements regarding the Company's expectations as to demand for its products in 1998, the operating efficiencies from operation of the Fireplace business, and revenue generation from existing or future contracts and certain other information presented in this report constitute forward looking statements within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations with respect are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. In addition to matters affecting the economy and the Company's industry generally, factors which could cause actual results to differ from expectations include the following:
-    Loss of one or more significant customers
-    Reduction in gross profit margins due to competitive pricing pressures
- Changes in governmental regulation or failure to comply with existing regulation
-    Changes in the cost or availability of purchased parts
- Inability to obtain needed additional capital on terms acceptable to the Company
-    Inability to reduce costs while maintaining customer service
-    Potential default under line of credit or other material contracts

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
          RISKS

Not applicable.

ITEM 8    FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

The Company's financial statements are attached herein.


ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of Fireplace Manufacturers, Inc. are as follows:

NAME                     POSITION                                          AGE

WILLARD V. HARRIS, JR.   Chairman of the Board of Directors                63

WILLARD P. HARRIS        President, Chief Executive Officer, and Director  41

JOHN D. HORNSBY          Chief Operating Officer, Secretary, and Director  43

JAMES L. BEHRENS         Vice President of Sales and Marketing             43

JANE ANN IOVINE          Vice President of Finance                         35

GERARDO C. LOZANO        Vice President of Manufacturing                   36

WILLARD V. HARRIS, JR., has been Chairman of the Board of Directors since March 1978. He was also President and Chief Executive Officer of the Company between March 1978 and February 1983. Mr. Harris is a trustee of the University of LaVerne and Whittier College.

WILLARD P. HARRIS has been President, Chief Executive Officer, and Director of the Company since February 1983. From June 1980 to February 1983, he held positions from Regional Sales Manager to General Sales Manager of the Company. Willard P. Harris is the son of Willard V. Harris, Jr.

JOHN D. HORNSBY was named Chief Operating Officer in April 1987, and has been Secretary-Director of the Company since February 1983. He joined the Company in May 1978 as a manager trainee and became Operations Manager in 1979.

JAMES L. BEHRENS was named Vice President of Sales and Marketing in February 1996. Mr. Behrens worked as a consultant for a fireplace distributor for four years prior to joining FMI. He has over 15 years of experience in the fireplace industries.

JANE ANN IOVINE was named Vice President of Finance in July of 1995, and she has been with the Company since March of 1994. Ms. Iovine was a senior accountant for a $500 million international computer peripherals manufacturer for two years prior to working for FMI. She is a graduate of San Diego State University and has been a CPA since May of 1990.

GERARDO C. LOZANO was named Vice President of Manufacturing in 1993, he started at FMI as a trainee in 1983 and has served in various positions since that time.

The above directors and officers have had no prior convictions or bankruptcies.

The terms of office for the Board of Directors are extended annually unless the Board of Directors elects, at the director's meeting following the annual stockholders' meeting, not to extend the relationship. Officers serve at the pleasure of the Board of Directors.

ITEM 10A  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
There have been no failures to timely file forms 3, 4 or 5.

ITEM 11   EXECUTIVE COMPENSATION AND OTHER MATTERS

The following table sets forth information concerning the compensation of the Chief Executive Officer and the three other executive officers of the Company whose total salary and bonus for the year ended March 31, 1997 exceeded $100,000 for services in all capacities to the Company and its subsidiaries during such fiscal year.

                           SUMMARY COMPENSATION TABLE

                                            Annual Compensation
                               ---------------------------------------------
Name and Principal                                              Other Annual
Position                       Year   Salary(1)  Bonus(2)       Compensation ($)
--------------------           ----   ---------  --------       ----------------

Willard V. Harris, Jr. (4)(5)  1997   $220,720   $ 45,500(6)     $38,294(3)
Chairman of the Board          1996   $112,000   $ 55,000        $0
                               1995   $108,000   $ 25,000        $0

Willard P. Harris (4)(5)       1997   $212,380   $ 63,000(6)     $75,435(3)
President, Chief Executive     1996   $195,000   $ 69,000        $37,000(3)
Officer, Director              1995   $176,000   $108,000        $37,000(3)

John D. Hornsby (4)(5)         1997   $196,680   $ 63,000(6)     $35,549(3)
Chief Operating Officer        1996   $152,000   $ 64,000        $19,000(3)
                               1995   $113,000   $ 93,000        $0

James L. Behrens (5)           1997   $ 75,000   $ 31,032(6)     $0
Vice President of Sales &      1996   $  7,212   $0              $0
Marketing

(1) FMI's audit committee uses the Employers Group Executive Salary Survey as a tool in approving salary and bonuses. The Employers Group Executive Salary Survey is a comprehensive study of executive compensation in California, published annually for the last 40 years. Participants in this survey include a wide variety of types and sizes of business organizations.

(2) Bonus earnings are reported on a cash basis for individuals, consequently bonus' paid for the prior fiscal year are shown here as compensation in the subsequent fiscal year. On the financial statements, bonuses are accrued during the period earned.

(3) This additional compensation was used to decrease notes receivable from officers due to the Company.

(4) The Company entered into a severance agreement with the three Board of Directors which expires on the earliest of the following dates: five years expiring in May 2001; termination of the executive's employment based on death, disability, retirement, or cause or by the executive other than for good reason; one year from the date of a change in control if the Director has not terminated his employment for good reason. The terms of the agreement require severance compensation equal to 299% of the Director's average annualized compensation includable in his gross income for the five taxable years immediately preceding the date of the change in control.

(5) Additional annual compensation did not exceed the lesser of either $50,000 or 10% of the total salary as disclosed in the summary compensation table.

(6)  Includes the following stock bonuses; W. V. Harris 50,000 shares ($38,000);
W. P. Harris 50,000 shares ($38,000); J. D. Hornsby 50,000 shares ($38,000); and
J. L. Behrens 38,252 shares ($29,072).

None of the Board of Directors or executive officers have an employment contract with the Company.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 1997, the information with respect to Common Stock ownership of each person known by the Company to beneficially own more than five percent of the outstanding Common Stock, by each director who beneficially owns any Common Stock and by any Executive Officer named in response to Item 11, and by all directors and officers as a group.

                                              Amount
Name and Address                           Beneficially            Percent
of Beneficial Owner                            Owned              of Class
-------------------                   ----------------------      --------

Desea International Inc.                      249,300                7.2%
2701 Industrial Drive
Bowling Green, KY  47102

Benjamin C. Harris                            250,000                7.2%
2701 S. Harbor Blvd.
Santa Ana, CA  92407

Willard V. Harris Jr.                         403,530               11.7%
2701 S. Harbor Blvd.
Santa Ana, CA  92407

Willard P. Harris                             401,725               11.6%
2701 S. Harbor Blvd.
Santa Ana, CA  92407

John D. Hornsby                               462,748               13.4%
2701 S. Harbor Blvd.
Santa Ana, CA  92407

James L. Behrens                               38,252                1.1%
2701 S. Harbor Blvd.
Santa Ana, CA 92407

All Directors & Officers                    1,311,255               38.0%
as a group (6 persons)

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended March 31, 1994, the Company ceased selling to Rampart General Inc. a company partially owned by the Chairman of the Board of Directors and a stockholder of the Company, Willard V. Harris, Jr. The unpaid balance due the Company at March 31, 1995 of $645,000 was determined to be uncollectable and was written off in 1993. In 1993, in partial settlement of this account, Willard V. Harris, Jr. transferred a 26.25% limited partnership interest in California Real Estate Partners with a capital account of approximately $500,000 to FMI as partial payment of its indebtedness. The current capital account is approximately $75,000. Because of the limited value of this interest in the partnership no value was recorded in the financial statements. During 1997, a four year repayment schedule has been established for the remaining balance of $162,585 which includes a 10% interest rate beginning on September 1, 1996. As of March 31, 1997, $25,000 has been paid. The Company expects to receive an additional $50,000 in fiscal year 1998. Any amounts received will be recorded as a reduction of bad debt expense in the year the cash is collected.

During 1997, a $17,000 advance was issued to J. D. Hornsby, an officer of the Company. This advance as well as other outstanding advances were repaid from discretionary bonuses to officers. At March 31, 1997 and 1996, advances to officers/stockholders totaled $-0- and $132,000, respectively. These amounts originated by cash advances which were to be repaid in 1992 and 1994. On March 31, 1992, terms related to the repayment of these advances were modified. Under the terms of the revised agreements, principal payments on the advances were due in semiannual installments over the next five years, with the notes bearing interest at rates ranging from 8% to 10%. In the event that the required cash payments were not made, the principal and interest due was to be offset against compensation otherwise due these individuals. The compensation used to repay these notes was determined annually based on merit, Company profits, and reasonable business practices. In 1996, the Company determined the most likely method of collection was through future compensation or bonuses and accordingly, reclassified the receivables as a reduction of stockholder's equity. Compensation expense of approximately $132,000, $56,000 and $37,000 was charged to operating results of the reduction of these notes during 1997, 1996 and 1995, respectively.

The Company has two monthly operating lease of equipment with H&H Equities Incorporated. H&H Equities Incorporated is wholly owned by Willard P. Harris and John D. Hornsby, officers of the Company and members of the Company's Board of Directors. The monthly lease payments are $7,119 and totaled $63,324 in fiscal year 1997.

                                     PART IV

ITEM 14 EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

Independent Auditors' Report                                     F-1

Consolidated Balance Sheets at March 31, 1997 and 1996           F-2

Consolidated Statements of Income for the
years ended March 31, 1997, 1996, and 1995                       F-3

Consolidated Statements of Stockholders' Equity for the
years ended March 31, 1997, 1996, and 1995                       F-4

Consolidated Statements of Cash Flows for
the years ended March 31, 1997, 1996, and 1995                   F-5

Notes to Consolidated Financial Statements                       F-6 to F-18

REPORTS ON FORM 8-K
No Current Reports on Form 8-K were filed during the quarter ended March 31, 1997.

EXHIBITS

3.1  Articles of Incorporation, as amended
3.2  By-laws as amended
10.3 Severance Compensation Agreements

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 26, 1997.


                                        FIREPLACE MANUFACTURERS, INC.



                                         WILLARD P. HARRIS
                                        -----------------------------
                                   By:  Willard P. Harris
                                        President and
                                        Chief Executive Officer



                                         JANE ANN IOVINE
                                        -----------------------------
                                   By:  Jane Ann Iovine
                                        Vice President of Finance
                                        Chief Financial and Accounting
                                        Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.



WILLARD V. HARRIS
---------------------------------------------
Willard V. Harris
Chairman of the Board                             Date:  June 26, 1997


WILLARD P. HARRIS
----------------------------------------------
Willard P. Harris, Director                       Date:  June 26, 1997


JOHN D. HORNSBY
----------------------------------------------
John D. Hornsby, Director                         Date:  June 26, 1997


JANE ANN IOVINE
----------------------------------------------
Jane A. Iovine, Chief Financial and Accounting
Officer                                           Date: June 26, 1997

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Fireplace Manufacturers, Inc.
Santa Ana, California


We have audited the accompanying consolidated balance sheets of Fireplace Manufacturers, Inc. and Subsidiary as of March 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fireplace Manufacturers, Inc. and Subsidiary as of March 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.




MMcGladrey & Pullen, LLP




Anaheim, California
May 8, 1997

FIREPLACE MANUFACTURERS, INC.
  AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1997 AND 1996

ASSETS                                                              1997           1996
------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                     $   333,000   $    136,000
  Trade accounts receivable, less allowance for doubtful
    accounts of $272,000 in 1997 and $239,000 in 1996             2,307,000      3,273,000
  Inventories                                                     1,847,000      2,735,000
  Prepaid expenses and other current assets                         118,000        101,000
  Deferred income taxes                                             421,000        363,000
                                                                --------------------------

         TOTAL CURRENT ASSETS                                     5,026,000      6,608,000

Equipment and Leasehold Improvements                              1,761,000      2,104,000

Other Assets                                                        150,000        120,000
                                                                --------------------------

                                                                $ 6,937,000   $  8,832,000
                                                                --------------------------
                                                                --------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------

Current Liabilities
  Line of credit                                                $        -    $  2,263,000
  Accounts payable                                                2,042,000      2,647,000
  Accrued liabilities                                             1,454,000        717,000
  Current portion of long-term debt                                 212,000        235,000
                                                                --------------------------

         TOTAL CURRENT LIABILITIES                                3,708,000      5,862,000
                                                                --------------------------

Long-Term Debt, less current portion                                235,000        904,000
                                                                --------------------------

Deferred Income Taxes                                               281,000        418,000
                                                                --------------------------

Commitments and Contingencies

Stockholders' Equity
  Preferred stock, $1 par value; authorized shares 1,000,000;
    issued and outstanding shares - none                                 -              -
  Common stock, $.01 par value; authorized shares 10,000,000;
    issued and outstanding shares
    1997 3,447,950 and 1996 3,475,450                                35,000         35,000
  Additional paid-in capital                                        248,000        309,000
  Retained earnings                                               2,430,000      1,436,000
                                                                --------------------------
                                                                  2,713,000      1,780,000
  Notes receivable from officers/stockholders                             -       (132,000)
                                                                --------------------------
                                                                  2,713,000      1,648,000
                                                                --------------------------

                                                                $ 6,937,000   $  8,832,000
                                                                --------------------------
                                                                --------------------------

See Notes to Consolidated Financial Statements.

FIREPLACE MANUFACTURERS, INC.
  AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                      1997              1996              1995
--------------------------------------------------------------------------------------------------
Net Sales                                        $  31,844,000     $  28,729,000     $  26,705,000

Cost of Sales                                       25,186,000        23,903,000        20,950,000
                                                 -------------------------------------------------

          GROSS MARGIN                               6,658,000         4,826,000         5,755,000

Selling, General and Administrative Expenses         5,223,000         4,450,000         4,791,000
                                                 -------------------------------------------------

          OPERATING INCOME                           1,435,000           376,000           964,000

Interest Expense                                      (269,000)         (375,000)         (327,000)

Other Income                                            29,000            44,000            14,000
                                                 -------------------------------------------------

          INCOME BEFORE INCOME TAXES                 1,195,000            45,000           651,000

Provision for Income Taxes                             201,000             1,000           194,000
                                                 -------------------------------------------------

          NET INCOME                             $     994,000     $      44,000     $     457,000
                                                 -------------------------------------------------
                                                 -------------------------------------------------


Earnings per share                               $        0.30     $        0.01     $        0.13
                                                 -------------------------------------------------
                                                 -------------------------------------------------

Weighted average number of common
  equivalent shares outstanding                      3,323,173         3,536,287         3,552,500
                                                 -------------------------------------------------
                                                 -------------------------------------------------

See Notes to Consolidated Financial Statements.

FIREPLACE MANUFACTURERS, INC.
  AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1997, 1996 AND 1995


                                Common Stock           Additional
                           -----------------------       Paid-In         Retained
                            Shares         Amount        Capital         Earnings           Total
----------------------------------------------------------------------------------------------------
Balance, March 31, 1994    3,552,500     $  36,000     $  353,000     $     935,000     $  1,324,000

  Net income                       -             -              -           457,000          457,000
                           -------------------------------------------------------------------------

Balance, March 31, 1995    3,552,500        36,000        353,000         1,392,000        1,781,000

  Issuance of stock for
    services                  10,000             -          5,000                 -            5,000

Repurchase of common
  stock for retirement       (87,050)       (1,000)       (49,000)                -          (50,000)

Net income                         -             -              -            44,000           44,000
                           -------------------------------------------------------------------------

Balance, March 31, 1996    3,475,450        35,000        309,000         1,436,000        1,780,000

  Issuance of stock for
    services                 193,252         2,000        145,000                 -          147,000

  Repurchase of common
    stock for retirement    (220,752)       (2,000)      (206,000)                -         (208,000)

  Net income                       -             -              -           994,000          994,000
                           -------------------------------------------------------------------------

Balance, March 31, 1997    3,447,950     $  35,000     $  248,000     $   2,430,000     $  2,713,000
                           -------------------------------------------------------------------------
                           -------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

FIREPLACE MANUFACTURERS, INC.
  AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                         1997           1996          1995
----------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net income                                          $   994,000   $    44,000   $    457,000
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                         618,000       558,000        516,000
    Deferred income taxes                                (195,000)      (11,000)       162,000
    Compensation applied to notes receivable              149,000        56,000         37,000
    Other                                                  47,000            -              -
    Bad debt expense                                      142,000       272,000        140,000
    Issuance of common stock for services                 147,000         5,000             -
    Changes in assets and liabilities:
      (Increase) decrease in:
        Trade accounts receivable                         824,000    (1,084,000)      (259,000)
        Inventories                                       888,000       767,000     (1,906,000)
        Prepaid expenses and other assets                 (33,000)       41,000          1,000
      Increase (decrease) in accounts payable
        and accrued liabilities                           132,000      (775,000)     1,675,000
                                                      ----------------------------------------
          NET CASH PROVIDED BY (USED IN)
            OPERATING ACTIVITIES                        3,713,000      (127,000)       823,000
                                                      ----------------------------------------
Cash Flows From Investing Activities
  Purchases of equipment and leasehold improvements      (345,000)     (479,000)    (1,024,000)
  Other                                                    23,000            -              -
  Increase in other assets                                (14,000)      (86,000)            -
  Payments (disbursements) on notes receivable from
    officers/stockholders                                 (17,000)       16,000         21,000
                                                      ----------------------------------------
          NET CASH (USED IN) INVESTING ACTIVITIES        (353,000)     (549,000)    (1,003,000)
                                                      ----------------------------------------

Cash Flows From Financing Activities
  Proceeds from long-term debt                                 -        146,000        625,000
  Payments on long-term debt                             (692,000)     (121,000)      (386,000)
  Net proceeds from (payments on) revolving
    line of credit                                     (2,263,000)      720,000        (57,000)
  Repurchase of common stock for retirement              (208,000)      (50,000)            -
                                                      ----------------------------------------
        NET CASH PROVIDED BY (USED IN)
          FINANCING ACTIVITIES                         (3,163,000)      695,000        182,000
                                                      ----------------------------------------
        NET INCREASE IN CASH AND
          CASH EQUIVALENTS                                197,000        19,000          2,000

Cash and Cash Equivalents
  Beginning of year                                       136,000       117,000        115,000
                                                      ----------------------------------------

  End of year                                         $   333,000   $   136,000   $    117,000
                                                      ----------------------------------------
                                                      ----------------------------------------

See Notes to Consolidated Financial Statements.

FIREPLACE MANUFACTURERS, INC.
  AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

Fireplace Manufacturers, Inc. (the Company) designs, manufactures and sells factory-built, energy-efficient metal fireplace systems to customers throughout North America on terms established by the Company. The fireplaces are used in single-family homes, condominiums, apartments, other multiple-family dwellings, and in mobile homes. They can be used as part of a wall, in a corner, or as a room divider. Fireplaces are sold mainly to homebuilders who install the system in new construction, and to the "Do-It-Yourself" (DIY) homecenters and retail distributors. Pending legislation in several states and major cities for clean air to meet Environmental Protection Agency requirements has resulted in the Company developing clean-burning appliances, the emphasis being on gas-burning appliances. While continuing to manufacture wood burning fireplaces, the Company has added additional gas-burning appliances to the product line. Also added to the product line are decorative gas log sets to retro-fit existing fireplaces in communities that have restricted the burning of wood.

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES IS AS FOLLOWS:

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its inactive, wholly-owned subsidiary, Fireplace Industries of California, Inc. There have been no material intercompany transactions.

CREDIT RISK AND SIGNIFICANT CUSTOMERS:

The Company sells its products to customers throughout North America, with a large concentration of these sales in the Western United States. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. The Company's credit losses for the periods presented have not exceeded management's estimates.

One major customer represented 23% of total sales for both 1997 and 1996 and 22% for 1995. Accounts receivable from this customer totaled approximately $503,000 and $625,000 at March 31, 1997 and 1996, respectively. In addition, another customer represented 12% and 11% of total sales for 1997 and 1996, respectively (sales to this customer in 1995 were less than 10% of total sales). Accounts receivable from this customer were approximately $279,000 and $430,000 at March 31, 1997 and 1996, respectively. There were no other customers who represented greater than 10% of sales.

CASH AND CASH EQUIVALENTS:

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

The Company periodically throughout the year has amounts on deposit at a financial institution that exceeds the Federal Deposit Insurance Corporation Limit.

INVENTORIES:

Inventories are generally valued at the lower of cost (first-in, first-out method) or market.

ADVERTISING:

The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense was approximately $464,000, $396,000 and $372,000 during 1997, 1996 and 1995, respectively.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

Equipment and leasehold improvements are recorded at cost and are depreciated using the straight-line method over useful lives ranging from 3 to 15 years for machinery and equipment, transportation equipment and furniture and fixtures, and 8 years or the term of the lease, whichever is shorter, for leasehold improvements.

INCOME TAXES:

Deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

RESEARCH AND DEVELOPMENT:

The Company incurs research and development costs in developing new products. During 1997, 1996 and 1995, the company expensed approximately $607,000, $586,000 and $693,000, respectively, in research and development costs.

EARNINGS PER SHARE:

Earnings per share are computed using the weighted average number of common shares and common share equivalents outstanding during the respective years.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts of cash and cash equivalents and the equipment term loans payable approximate fair value because the interest rate fluctuates with the lending bank's prime rate. The fair value of the other long-term debt is estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements and approximates the carrying amount.

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 1997 and 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purpose of these financial statements since that date.

RECLASSIFICATIONS:

The Company made certain reclassifications to the previously issued 1996 financial statements with no effect on income or equity.

NOTE 2.   INVENTORIES

Inventories consist of the following:

                                                      1997             1996
--------------------------------------------------------------------------------
   Raw materials                                  $ 1,254,000     $  1,643,000
   Work-in-process                                    265,000          316,000
   Finished goods                                     328,000          776,000
                                                  ------------------------------

                                                  $ 1,847,000     $  2,735,000
                                                  ------------------------------
                                                  ------------------------------

NOTE 3.   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

                                                          1997           1996
--------------------------------------------------------------------------------

   Machinery and equipment                           $  2,982,000   $  3,528,000
   Tools, dies and molds                                1,322,000      2,761,000
   Furniture, fixtures and vehicles                       629,000        637,000
   Leasehold improvements                                  64,000         92,000
   Research and development equipment                     279,000        282,000
                                                     ---------------------------
                                                        5,276,000      7,300,000
   Less accumulated depreciation and amortization       3,515,000      5,196,000
                                                     ---------------------------

                                                     $  1,761,000   $  2,104,000
                                                     ---------------------------
                                                     ---------------------------


NOTE 4.   ACCRUED LIABILITIES

Accrued liabilities consist of the following.

                                                          1997           1996
--------------------------------------------------------------------------------

   Compensation                                      $    841,000   $    318,000
   Income taxes payable                                   136,000             -
   Warranty                                               148,000        153,000
   Other                                                  329,000        246,000
                                                     ---------------------------

                                                     $  1,454,000   $    717,000
                                                     ---------------------------
                                                     ---------------------------

NOTE 5.   LINE OF CREDIT

The Company may borrow up to $4,000,000 against eligible accounts receivable and inventory under terms of an accounts receivable and inventory line of credit agreement with a bank. Borrowings under this line of credit bear interest at the bank's prime rate (8.5% at March 31, 1997) plus .5%, with interest payable monthly. Advances are limited to 80% of eligible accounts receivable; plus 50% of eligible inventories (inventory advances are not to exceed $500,000). The line of credit expires on August 1, 1997. Borrowings under this line of credit agreement are collateralized by substantially all of the Company's assets. The line of credit contains restrictive covenants that require maintenance of working capital and other financial ratios, prohibit payment of dividends, and have certain other limitations. At March 31, 1997, there were no amounts outstanding under this agreement and $2,080,000 of availability.

The Company also has available to them a $500,000 equipment line of credit which converts to a forty-eight month term loan on August 1, 1997. The borrowings under the line bear interest at the bank's prime rate plus 1%. The line is subject to the same covenants as the line of credit. At March 31, 1997, there were no amounts outstanding under this agreement.

NOTE 6.   LONG-TERM DEBT

Long-term debt consists of the following:


                                                                  1997             1996
------------------------------------------------------------------------------------------
  Equipment term loans payable to bank, secured by
    substantially all of the Company's assets, bearing
    interest at the bank's prime rate plus .5% to 1% due
    in monthly principal amounts of approximately
    $16,000, plus interest, through February 1999.
    The equipment term loans are part of the agreement
    covering the line of credit and are subject to the same
    covenants.                                                 $  367,000     $    555,000

  Notes payable to a finance company, secured by
    vehicles, bearing interest 8.75%, due in monthly
    principal and interest payments of approximately
    $2,500 through March 2000.                                     80,000          104,000

  Unsecured note payable, paid off in March 1997.                      -           480,000
                                                               ---------------------------
                                                                  447,000        1,139,000
  Less current maturities                                         212,000          235,000
                                                               ---------------------------

                                                               $  235,000     $    904,000
                                                               ---------------------------
                                                               ---------------------------

Maturities of long-term debt are as follows: 1998 $212,000; 1999 $206,000 and 2000 $29,000.

NOTE 7.   INCOME TAXES

The provision for income taxes consists of the following:

                                                      1997          1996            1995
-------------------------------------------------------------------------------------------
  Current                                          $ 396,000     $   12,000     $    32,000
  Deferred                                          (195,000)       (11,000)        162,000
                                                   ----------------------------------------

                                                   $ 201,000     $    1,000     $   194,000
                                                   ----------------------------------------
                                                   ----------------------------------------

A reconciliation of income tax expense to the amount computed by applying statutory income tax rates to earnings before income taxes:

                                                      1997          1996            1995
-------------------------------------------------------------------------------------------
  Federal income tax                               $ 418,000     $   16,000     $   228,000
  State income tax, net of federal benefit            72,000          3,000          39,000
  Federal and state income tax credits generated    (114,000)       (15,000)       (178,000)
  Change in valuation reserve                       (192,000)        15,000          97,000
  Officers life insurance                             11,000        (30,000)             -
  Prior year state taxes assessment                       -          13,000              -
  Other                                                6,000         (1,000)          8,000
                                                   ----------------------------------------

                                                   $ 201,000     $    1,000     $   194,000
                                                   ----------------------------------------
                                                   ----------------------------------------

Significant components of the Company's deferred tax assets and liabilities as of March 31, 1997 and 1996 are as follows:

                                                      1997            1996
-----------------------------------------------------------------------------

  Deferred Tax Assets
    Tax credit carryforward                       $   155,000     $   332,000
    Bad debt reserve                                  109,000          96,000
    Accrued expenses                                   33,000          22,000
    Warranty reserve                                   59,000          61,000
    Other reserves                                     65,000          32,000
    Other                                                  -           12,000
    Valuation allowance for deferred tax assets            -         (192,000)
                                                  ---------------------------
         TOTAL DEFERRED TAX ASSETS, NET               421,000         363,000
                                                  ---------------------------

  Deferred Tax Liabilities
    Depreciation                                     (281,000)       (415,000)
    Other                                                  -           (3,000)
                                                  ---------------------------

         TOTAL DEFERRED TAX LIABILITIES              (281,000)       (418,000)
                                                  ---------------------------

                                                  $   140,000     $   (55,000)
                                                  ---------------------------
                                                  ---------------------------

Management estimates no valuation allowance is needed due to expected future taxable income will be adequate to realize the deferred tax assets.

The components giving rise to the net deferred assets (liabilities) described above, have been included in the accompanying consolidated balance sheet as of March 31, 1997 and 1996 as follows:

                                                      1997            1996
-----------------------------------------------------------------------------

  Current assets                                  $   421,000     $   363,000
  Noncurrent (liabilities)                           (281,000)       (418,000)
                                                  ---------------------------

                                                  $   140,000     $   (55,000)
                                                  ---------------------------
                                                  ---------------------------

Business enterprise zone credit carryforwards as of March 31, 1997 expire as follows: 2011 $48,000; 2012 $107,000 (total $155,000).

NOTE 8.   RELATED PARTY TRANSACTIONS

At March 31, 1997 and 1996, advances to officers/stockholders totaled $-0- and $132,000, respectively. These amounts originated by cash advances which were to be repaid in 1992 and 1994. On March 31, 1992, terms related to the repayment of these advances were modified. Under the terms of the revised agreements, principal payments on the advances were due in semiannual installments over the next five years, with the notes bearing interest at rates ranging from 8% to 10%. In the event that the required cash payments were not made, the principal and interest due was to be offset against compensation otherwise due these individuals. The compensation used to repay these notes was determined annually based on merit, Company profits, and reasonable business practices. In 1996, the Company determined the most likely method of collection was through future compensation or bonuses and accordingly, reclassified the receivables as a reduction of stockholders' equity. Compensation expense of approximately $147,000, $56,000 and $37,000 was charged to operating results for the reduction of these notes during 1997, 1996 and 1995, respectively. (See Note 11)

NOTE 9.   COMMITMENTS AND CONTINGENCIES

OPERATING LEASES:

The Company's operations are conducted at facilities under an operating lease expiring April 30, 1999 and due in monthly payments of approximately $28,000.

The Company also leases equipment under three long-term agreements. Two of the long-term agreements are with a company which is wholly-owned by two officers/stockholders of the Company. These agreements require monthly payments of approximately $7,000 and expire in July 2000 and November 2000 with a total commitment of approximately $212,000.

The future rental commitment on all leases at March 31, 1997 are as follows:
1998 $433,000; 1999 $433,000; 2000 $80,000; 2001 $10,000; and 2002 $6,000 (total
$962,000).

Rent expense was $382,000, $294,000 and $288,000 during 1997, 1996 and 1995, respectively. Rent expense paid to related parties during 1997 and 1996 was $63,000 and $31,000, respectively. There was no rent expense paid to related parties during 1995.

CONTINGENCY:

A claim has been asserted against the Company which resulted in legal proceedings against the Company as of the date of these financial statements. The claim is on an infringement of the Company's patent. The Company had an independent patent attorney review the patent in question during 1995 and it was the opinion of that attorney that the Company is not infringing on the patent. The Company's independent counsel is unable to express an opinion as to the probable outcome of the action and therefore no estimate can be made of a range of amount of loss that is reasonably possible. No amounts have been accrued in regards to this matter and it is reasonably possible that a change in the estimate will occur in the near term.

ROYALTY AGREEMENT:

The Company entered into a nonexclusive license agreement which expired in March 1996. Total royalty expenses under the agreement was approximately $-0-, $113,000 and $207,000 during 1997, 1996 and 1995, respectively.

SEVERANCE COMPENSATION AGREEMENT:

The Company has entered into a severance compensation agreement with three of the Company's officers which expires on the earliest of the following dates: five years expiring in May 2001; termination of the executive's employment based on death, disability, retirement, or cause or by the executive other than for good reason; one year from the date of a change in control if the executive has not terminated his employment for good reason. The terms of the agreement require severance compensation equal to 299% of the executive's average annualized compensation includable in his gross income for the five taxable years immediately preceding the date of the change in control.

SALE OF TRADE RECEIVABLES:

The Company began to utilize an agreement with a finance company whereby the finance company, with the approval of the customer, will purchase receivables from the Company. The finance company then pays the Company for the invoiced purchase under two programs. Under the first program the invoice is paid within 15 days at a discount of 2.25%. Under the second program the invoice is paid within 30 days at a discount of 1.75%. The agreement contains a clause whereby if the finance company repossess' any inventory of the customer, the Company is obligated to buy back the repossessed inventory. The Company accounts for this arrangement as a sale of receivables. During 1997, the Company sold receivables of approximately $2,400,000. The balance sheet at March 31, 1997 includes approximately $150,000 due from the finance company. Management estimates that there will be no amounts of inventory repurchased under this agreement.

NOTE 10.  RETIREMENT SAVINGS PLAN

The Company has a defined contribution 401(k) savings plan (Plan). The Plan covers all employees meeting minimum age and service requirements. The Company provides a matching contribution of 25% of the first 3% saved by the employee. Total contributions to the Plan were $13,000, $11,000 and $10,000 during 1997, 1996 and 1995, respectively.

NOTE 11.  DISCRETIONARY BONUSES

The Company pays discretionary bonuses to their officers and key employees. The amounts of these bonuses charged to expenses were as follows:

                                      Reduction of
                                          Notes         Common
                            Cash       Receivable        Stock         Total
-------------------------------------------------------------------------------
   1997
     Officers            $ 260,000     $  149,000     $  147,000     $  556,000
     Other employees       281,000             -              -         281,000

   1996
     Officers            $  64,000     $   56,000     $       -      $  120,000
     Other employees        10,000             -              -          10,000

   1995
     Officers            $ 402,000     $   37,000     $       -      $  439,000
     Other employees       112,000             -              -         112,000


NOTE 12.  SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

                                  1997           1996           1995
-----------------------------------------------------------------------
   Cash payments for:
     Interest                  $  290,000     $  370,000     $  321,000
                               ----------------------------------------
                               ----------------------------------------

     Income taxes              $  189,000     $   85,000     $   64,000
                               ----------------------------------------
                               ----------------------------------------

NOTE 13.  RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has issued Statement No. 125, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES," and Statement No. 127, "DEFERRAL OF THE EFFECTIVE DATE OF CERTAIN PROVISIONS" of FASB Statement No. 125 (an amendment of FASB Statement No. 125) which becomes effective for transactions occurring after December 31, 1996 and certain transactions after December 31, 1997. These Statements do not permit earlier or retroactive application. The Company does not believe the adoption of these two Statements will have a material effect on the financial statements.

The FASB has issued Statement No. 128, "EARNINGS PER SHARE," which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. All entities required to present per-share amounts must initially apply Statement No. 128 for annual and interim periods ending after December 15, 1997. Earlier application is not permitted. The Company believes that the implementation of this new pronouncement will not have a material impact on the amounts calculated under the current earnings per share methodology.

NOTE 14.  SUBSEQUENT EVENT

The Company has, and may continue to, repurchase its common stock. Between March 31, 1997 and May 8, 1997 the Company has repurchased 20,400 shares of common stock for $25,000.

                          INDEPENDENT AUDITOR'S REPORT
                                 ON THE SCHEDULE


To the Board of Directors
Fireplace Manufacturers, Inc.
Santa Ana, California


Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



McGladrey & Pullen, LLP


Anaheim, California
May 8, 1997

FIREPLACE MANUFACTURERS, INC.
  AND SUBSIDIARY

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNT
YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                           Balance     Provisions
                          Beginning    Charged to                    Balance
Years Ended March 31,      of Year       Expense     Charge-Offs   End of Year
-----------------------------------------------------------------------------

Allowance for doubtful
   accounts:

   1997                  $  239,000    $  142,000    $ (109,000)   $  272,000
                         ----------------------------------------------------
                         ----------------------------------------------------

   1996                  $  175,000    $  257,000    $ (193,000)   $  239,000
                         ----------------------------------------------------
                         ----------------------------------------------------

   1995                  $  190,000    $  155,000    $ (170,000)   $  175,000
                         ----------------------------------------------------
                         ----------------------------------------------------