Form 10-Q
period 1997-06-30
FIREPLACE MANUFACTURERS INC
filed 1997-08-13
CIK 738992

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C.  20549


           /x/          ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTER ENDED JUNE 30, 1997

                                          OR

           / / TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             Commission File No. 0-13746

                            FIREPLACE MANUFACTURERS, INC.
                (Exact Name of Registrant as specified in its charter)


                 California                              95-3244946
---------------------------------------------    --------------------------
(State or other jurisdiction of Incorporation)   (I.R.S. Employer I.D. No.)

2701 South Harbor Boulevard, Santa Ana, California  92704
---------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:   (714)  549-7782
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

              YES  /X/                 NO  / /

The number of shares outstanding of each of the Registrant's classes of Common Stock as of July 30, 1997, was as follows:

Common Stock, $0.01 Par Value per share - 3,355,500

Documents incorporated by reference.  None

                                        PART I

                                FINANCIAL INFORMATION


The following comparative financial statements for the three month period ended June 30, 1997, have not been audited by independent public accountants; but, in the opinion of management, all adjustments necessary to present fairly the results of operations for the period have been included.

The statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations.

Operating results for the three month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. It is suggested that the condensed financial statements be read in conjunction with the financial statements and accompanying notes included in the Company's 1997 Annual Report on Form 10-K.

                   FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                       JUNE 30         MARCH 31
                                                         1997            1997
                                                      ----------      ----------
ASSETS
Current Assets:
    Cash and Cash Equivalents                         $  699,000      $  333,000
    Trade accounts and notes receivable, less
       allowance for doubtful accounts of $308,000,
       at June 30, 1997, and $272,000 at
       March 31, 1997                                  1,937,000       2,307,000
    Inventories (Note 2)                               1,951,000       1,847,000
    Prepaid expenses and other assets                    144,000         118,000
    Deferred Income Taxes                                421,000         421,000
                                                      ----------      ----------
                 TOTAL CURRENT ASSETS                  5,152,000       5,026,000

Property and Equipment at cost, Net (Note 3)           1,699,000       1,761,000

Other Assets                                             150,000         150,000
                                                      ----------      ----------
                                                      $7,001,000      $6,937,000
                                                      ----------      ----------
                                                      ----------      ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable                                   2,204,000       2,042,000
    Current portion of long-term debt (Note 4)           212,000         212,000
    Accrued Liabilities                                1,172,000       1,454,000
                                                      ----------      ----------
                TOTAL CURRENT LIABILITIES              3,588,000       3,708,000
                                                      ----------      ----------

Long-Term Debt, less current portion (Note 4)            182,000         235,000
Deferred Income Taxes                                    281,000         281,000
                                                      ----------      ----------
                TOTAL LONG TERM LIABILITES               463,000         516,000
                                                      ----------      ----------
Preferred Stock:    $1.00 par value, authorized
      1,000,000 shares; none issued or outstanding

Common Stock:    $.01 par value, authorized
     10,000,000 shares; issued and outstanding
     3,417,550 shares at June 30, 1997 and
     3,447,950 at March 31, 1997                          34,000          35,000

Additional Paid in Capital                               212,000         248,000

Retained Earnings                                      2,704,000       2,430,000
                                                      ----------      ----------

                TOTAL STOCKHOLDERS' EQUITY             2,950,000       2,713,000
                                                      ----------      ----------

                                                      $7,001,000      $6,937,000
                                                      ----------      ----------
                                                      ----------      ----------

"Unaudited"
The accompanying notes are an integral part of these financial statements.

                    FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           THREE MONTHS ENDED

                                                       JUNE 30         JUNE 30
                                                         1997            1996
                                                      ----------      ----------

Net Sales                                             $7,768,000      $8,706,000

Cost of Sales                                          5,707,000       6,781,000
                                                      ----------      ----------
    Gross Margin                                       2,061,000       1,925,000

Selling, General, and Administrative Expenses          1,597,000       1,549,000
                                                     -----------      ----------
    Operating Income                                     464,000         376,000

Interest and Other Expense                                 7,000          89,000
                                                     -----------      ----------
    Earnings before income taxes                         457,000         287,000

Provision for Income Taxes                               183,000         115,000
                                                     -----------      ----------
    NET EARNINGS                                         274,000         172,000
                                                     -----------      ----------
                                                     -----------      ----------

Earnings (loss) per common share                           $0.08           $0.05
                                                     -----------      ----------
                                                     -----------      ----------

Weighted average number of common shares
    and common share equivalents outstanding           3,429,884       3,414,240
                                                     -----------      ----------
                                                     -----------      ----------

"Unaudited"
The accompanying notes are an integral part of these financial statements.

                  FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                           THREE MONTHS ENDED

                                                       JUNE 30         JUNE 30
                                                         1997            1996
                                                       ---------      ---------

CASH FLOW (LOSS) FROM OPERATING ACTIVITIES
Net earnings                                           $ 274,000      $ 172,000

Adjustments to reconcile net earnings (loss)
  to net cash provided by (used in)
  operating activities:
     Depreciation and amortization                       147,000        146,000
     Loss (gain) on sale of property and equipment
     Changes in operating assets and liabilities:
        Trade accounts and notes receivable              370,000       (578,000)
        Inventories                                     (104,000)        25,000
        Prepaid expenses and other assets                (26,000)        36,000
        Accounts payable and accrued liabilities        (120,000)       194,000
                                                       ---------      ---------
Net cash provided by (used in) operating activities      541,000         (5,000)
                                                       ---------      ---------
CASH FLOW (LOSS) FROM INVESTING ACTIVITIES
Purchases of property and equipment                      (85,000)       (84,000)
Reduction in notes receivable from officers/stockholders                 27,000
Proceeds from sale of property and equipment
                                                       ---------      ---------
Net cash provided by (used in) investing activities      (85,000)       (57,000)
                                                       ---------      ---------
CASH FLOW (LOSS) FROM FINANCING ACTIVITIES
Proceeds from (payments on) long-term debt               (53,000)       (56,000)
Net proceeds from (payments on) revolving
                  credit line                                           212,000
Repurchase of common stock                               (37,000)      (111,000)
                                                       ---------      ---------
Net cash provided by (used in) financing
          activities                                     (90,000)        45,000
                                                       ---------      ---------
Net increase (decrease) in cash and cash
          equivalents                                    366,000        (17,000)
Cash and cash equivalents at beginning of period         333,000        136,000
                                                       ---------      ---------
Cash and cash equivalents at end of period              $699,000       $119,000
                                                       ---------      ---------
                                                       ---------      ---------

"Unaudited"
The accompanying notes are an integral part of these financial statements.

                    FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY
                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


SELECTED FINANCIAL DATA

1.    Basis of Presentation
      ---------------------

The consolidated financial statements include the accounts of the Company and its presently inactive, wholly-owned subsidiary (Fireplace Industries of California, Inc.). All material inter-company transactions have been eliminated. All adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations have been included.


2.    Inventories
      -----------


Inventories are comprised of:

                                          JUNE 30       MARCH 31
                                            1997          1997
                                         ----------     ----------
Raw Materials                            $  805,000     $1,254,000
Work in Progress                            265,000        265,000
Finished Goods                              881,000        328,000
                                         ----------     ----------
                TOTAL                    $1,951,000      1,847,000
                                         ----------     ----------
                                         ----------     ----------


3.    Property and Equipment
      ----------------------

The Company's investment in property and equipment, at cost, less related accumulated depreciation and amortization is summarized below:


                                          JUNE 30       MARCH 31
                                            1997          1997
                                         ----------     ----------

Machinery and Equipment                  $3,031,000     $2,982,000
Tools, Dies and Molds                     1,340,000      1,322,000
Furniture, Fixtures, and Vehicles           646,000        629,000
Buildings and Leasehold Improvements         64,000         64,000
Research and Development Equipment          280,000        279,000
                                         ----------     ----------
                                         $5,361,000     $5,276,000

Accumulated Depreciation and
  Amortization                            3,662,000      3,515,000
                                         ----------     ----------
                                         $1,699,000     $1,761,000
                                         ----------     ----------
                                         ----------     ----------

                 FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


SELECTED FINANCIAL DATA

4.    Long-Term Debt
      --------------

Long-Term debt is summarized as follows:


                                                         JUNE 30       MARCH 31
                                                           1997          1997
                                                         --------      --------

Equipment term loans payable to bank, secured by
substantially all of the Company's assets, bearing
interest at the bank's prime rate plus .5% to 1%
due in monthly principal amounts of approximately
$16,000, plus interest, through February 1999.  The
equipment term loans are part of the agreement
covering the line of credit and are subject to
the same covenants.                                      $320,000      $367,000



Notes payable to a finance company, bearing
interest at 8.75%, due in monthly principal
and interest payments of $2,500 through March 2000.      $ 74,000      $ 80,000
                                                         --------      --------
                                                         $394,000      $447,000

Less current maturities                                  $212,000      $212,000
                                                         --------      --------
                                                         $182,000      $235,000
                                                         --------      --------
                                                         --------      --------

Maturities of long-term debt are as follows:
  1998 $212,000; 1999 $206,000 and 2000 $29,000.


5.    Related Party Transactions
      --------------------------

The Company has two monthly operating leases of equipment with H&H Equities Incorporated. H&H Equities Incorporated is wholly owned by Willard P. Harris and John D. Hornsby, officers of the Company and members of the Company's Board of Directors. The monthly lease payments are $7,119 and totaled $21,357 for the three months ended June 1997.

                     FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY
                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(1) LIQUIDITY AND CAPITAL RESOURCES

The Company has lines of credit with a bank for an aggregate $4,000,000 with an interest rate of .50 percent above prime, payable monthly. At March 31, 1997 and June 30, 1997, there were no amounts outstanding under the lines of credit. The net availability remaining under this revolving line of credit is $1,841,000 compared to $2,080,000 at March 31, 1997. The line of credit agreements contain restrictive covenants which require maintenance of working capital and other financial ratios, prohibit the payment of dividends and have certain other limitations. The Company was in compliance with all of these restrictive covenants as of June 30, 1997. The line of credit is subject to renewal on August 1, 1997. The Company does not anticipate any problems with its ability to continue with its current financing.

The Company also has available a $500,000 equipment line of credit which converts to a forty-eight month term loan on August 1, 1997. The borrowings under the line bear interest at the bank's prime rate plus 1%. The line is subject to the same covenants as the line of credit discussed above. At June 30, 1997, there were no amounts outstanding under this agreement.

Accounts receivable (before allowance for doubtful accounts) at June 30, 1997 were $2,245,000 compared to $2,579,000 at March 31, 1997. This 13.0% decrease is primarily attributed to improved credit collections for the three months ended June 30, 1997 from the three months ended March 31, 1997. Days sales outstanding at March 31, 1997 was 28 compared to 24 at June 30, 1997.

The current ratio has increased 5.9% as of June 30, 1997 to 1.44:1 from 1.36:1 at March 31, 1996. The Company benefited from higher margins and reductions in accounts receivable resulting in this higher ratio.

The Company has made capital additions of $85,000 during the three months ended June 30, 1997. The Company anticipates total purchases of approximately $500,000 during the fiscal year ending March 31, 1998.

The Company has, and may continue to, repurchase its common stock. Between March 31, 1997 and June 30, 1997 the Company has repurchased 30,400 shares of common stock for $37,000. These shares are retired as required by California law.





(2) RESULTS OF OPERATION

Sales for the three months ended June 30, 1997 decreased by 10.8% from the same three month period in 1996. This decrease is attributed to a decrease in purchases of wood burning fireplaces and accessories.

Cost of sales as a percent of sales decreased 4.4% for the three months ended June 30, 1997 to 73.5% from 77.9% for the same period in 1996. This decrease is attributed to an improved purchasing program and good controls of labor costs.

Selling, general, and administrative expenses were 20.6% of sales for the three months ended June 30, 1997 compared to 17.8% for the same period in 1996. The increase is attributed to higher bonus accruals which reflect the higher 1998 first quarter net earnings.

Interest and other expense decreased 92.1% for the three months ended June 30, 1997 from the same period in 1996. This decrease is due to interest calculated on lower borrowings.

Net earnings increased by 59.3% for the three months ended June 30, 1997 compared to the same periods in 1996. This increase is attributed to lower material, labor, and interest expense offset against higher bonus accruals.

             FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(3)  NEW ACCOUNTING PRONOUNCEMENTS

The FASB has issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131 modifies the disclosure requirements for reportable segments and is effective for the Company's year ending March 31, 1999. The Company has not determined the effect of the adoption of this Statement.

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




Date:          August 14, 1997

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