Form 10-Q
period 1997-09-30
FIREPLACE MANUFACTURERS INC
filed 1997-11-13
CIK 738992

                                      FORM 10-Q

                           SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C.  20549

       /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                          OR

       / /          TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             Commission File No. 0-13746

                            FIREPLACE MANUFACTURERS, INC.
                (Exact Name of Registrant as specified in its charter)


                California                                 95-3244946
-------------------------------------------------    --------------------------
(State or other jurisdiction of Incorporation)       (I.R.S. Employer I.D. No.)

2701 South Harbor Boulevard, Santa Ana, California             92704
---------------------------------------------------  --------------------------
    (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:   (714)  549-7782
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

              YES  /X/                    NO  / /

The number of shares outstanding of each of the Registrant's classes of Common Stock as of October 31, 1997, was as follows:

Common Stock, $0.01 Par Value per share - 3,269,150

Documents incorporated by reference.  None

                                        PART I

                                FINANCIAL INFORMATION


The following comparative financial statements for the three and six month periods ended September 30, 1997, have not been audited by independent public accountants; but, in the opinion of management, all adjustments necessary to present fairly the results of operations for the periods have been included.

The statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations.

Operating results for the six month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. It is suggested that the condensed financial statements be read in conjunction with the financial statements and accompanying notes included in the Company's 1997 Annual Report on Form 10-K.

                  FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY
                            Consolidated Balance Sheets

                                                    SEPTEMBER 30   MARCH 31
                                                       1997          1997
                                                    ------------   --------
ASSETS
Current Assets:
    Cash and Cash Equivalents                       $  168,000     $  333,000
    Trade accounts and notes receivable, less
       allowance for doubtful accounts of $289,000,
       at September 30, 1997, and $272,000 at
       March 31, 1997                                2,043,000      2,307,000
    Inventories (Note 2)                             1,813,000      1,847,000
    Prepaid expenses and other assets                  126,000        118,000
    Deferred Income Taxes                              421,000        421,000
                                                    ----------     ----------
                 TOTAL CURRENT ASSETS                4,571,000      5,026,000

Property and Equipment at cost, Net (Note 3)         1,602,000      1,761,000

Other Assets                                           209,000        150,000
                                                    ----------     ----------
                                                    $6,382,000     $6,937,000
                                                    ----------     ----------
                                                    ----------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable                                 1,425,000      2,042,000
    Current portion of long-term debt (Note 4)         212,000        212,000
    Accrued Liabilities                              1,271,000      1,454,000
                                                    ----------     ----------
                TOTAL CURRENT LIABILITIES            2,908,000      3,708,000
                                                    ----------     ----------

Long-Term Debt, less current portion (Note 4)          129,000        235,000
Deferred Income Taxes                                  281,000        281,000
                                                    ----------     ----------
                TOTAL LONG TERM LIABILITES             410,000        516,000
                                                    ----------     ----------

Preferred Stock: $1.00 par value, authorized
      1,000,000 shares; none issued or outstanding

Common Stock:    $.01 par value, authorized
     10,000,000 shares; issued and outstanding
     3,333,575 shares at September 30, 1997 and
     3,447,950 at March 31, 1997                        33,000         35,000

Additional Paid in Capital                               1,000        248,000

Retained Earnings                                    3,030,000      2,430,000
                                                    ----------     ----------
                TOTAL STOCKHOLDERS' EQUITY           3,064,000      2,713,000
                                                    ----------     ----------
                                                     6,382,000      6,937,000
                                                    ----------     ----------
                                                    ----------     ----------

"Unaudited"
The accompanying notes are an integral part of these financial statements.

                 FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY

                    Consolidated Statements of Operations

                                                        THREE MONTHS ENDED
                                                   SEPTEMBER 30     SEPTEMBER 30
                                                       1997             1996
                                                   ------------     -----------

Net Sales                                           $7,361,000       $8,372,000

Cost of Sales                                        5,313,000        6,472,000
                                                    ----------       ----------
    Gross Margin                                     2,048,000        1,900,000

Selling, General, and Administrative Expenses        1,498,000        1,426,000
                                                    ----------       ----------
    Operating Income                                   550,000          474,000

Interest and Other Expense                               7,000           86,000
                                                    ----------       ----------
    Earnings before income taxes                       543,000          388,000

Provision for Income Taxes                             217,000          155,000
                                                    ----------       ----------
    NET EARNINGS                                       326,000          233,000
                                                    ----------       ----------
                                                    ----------       ----------
Earnings (loss) per common share                         $0.10            $0.07
                                                    ----------       ----------
                                                    ----------       ----------
Weighted average number of common shares
    and common share equivalents outstanding         3,364,497        3,323,446
                                                    ----------       ----------
                                                    ----------       ----------


"Unaudited"
The accompanying notes are an integral part of these financial statements.

                 FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY

                    Consolidated Statements of Operations

                                                         SIX MONTHS ENDED
                                                   SEPTEMBER 30    SEPTEMBER 30
                                                        1997            1996
                                                   -------------    ------------

Net Sales                                          $15,129,000      $17,078,000

Cost of Sales                                       11,020,000       13,253,000
                                                   -----------      -----------
    Gross Margin                                     4,109,000        3,825,000

Selling, General, and Administrative Expenses        3,095,000        2,975,000
                                                    ----------       ----------
    Operating Income                                 1,014,000          850,000

Interest and Other Expense                              14,000          175,000
                                                    ----------       ----------
    Earnings before income taxes                     1,000,000          675,000

Provision for Income Taxes                             400,000          270,000
                                                    ----------       ----------
    NET EARNINGS                                       600,000          405,000
                                                    ----------       ----------
                                                    ----------       ----------
Earnings (loss) per common share                         $0.18            $0.12
                                                    ----------       ----------
                                                    ----------       ----------
Weighted average number of common shares
    and common share equivalents outstanding         3,364,497        3,323,446
                                                    ----------       ----------
                                                    ----------       ----------


"Unaudited"
The accompanying notes are an integral part of these financial statements.

                 FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY

                    Consolidated Statements of Cash Flows

                                                         SIX MONTHS ENDED
                                                     SEPTEMBER 30   SEPTEMBER 30
                                                          1997           1996
                                                     ------------   ------------
CASH FLOW (LOSS) FROM OPERATING ACTIVITIES
Net earnings                                         $  600,000       $ 405,000

Adjustments to reconcile net earnings (loss) to net
  cash provided by (used in) operating activities:
            Depreciation and amortization before
              retirements                               302,000         293,000
            Loss (gain) on sale of property and
              equipment                                   1,000           3,000
            Changes in operating assets and
                  liabilities:
                Trade accounts and notes receivable     264,000        (440,000)
                Inventories                              34,000         243,000
                Prepaid expenses and other assets       (67,000)         13,000
                Accounts payable and accrued
                  liabilities                          (800,000)        361,000
                                                     ----------       ---------
Net cash provided by (used in) operating activities     334,000         878,000
                                                     ----------       ---------
CASH FLOW (LOSS) FROM INVESTING ACTIVITIES
Purchases of property and equipment                    (144,000)       (198,000)
Reduction in notes receivable from
  officers/stockholders                                                  11,000
Proceeds from sale of property and equipment
                                                     ----------       ---------
Net cash provided by (used in) investing activities    (144,000)       (187,000)
                                                     ----------       ---------
CASH FLOW (LOSS) FROM FINANCING ACTIVITIES
Proceeds from (payments on) long-term debt             (106,000)       (112,000)
Net proceeds from (payments on) revolving
    credit line                                                          62,000
Repurchase of common stock                             (249,000)       (159,000)
                                                     ----------       ---------
Net cash provided by (used in) financing
    activities                                         (355,000)       (209,000)
                                                     ----------       ---------
Net increase (decrease) in cash and cash
    equivalents                                        (165,000)        482,000
Cash and cash equivalents at beginning of period        333,000         136,000
                                                     ----------       ---------
Cash and cash equivalents at end of period            $ 168,000       $ 618,000
                                                     ----------       ---------
                                                     ----------       ---------


"Unaudited"
The accompanying notes are an integral part of these financial statements.

                   FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.    Basis of Presentation
      ---------------------

The consolidated financial statements include the accounts of the Company and its presently inactive, wholly-owned subsidiary (Fireplace Industries of California, Inc.) All material inter-company transactions have been eliminated. All adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations have been included.

2.    Inventories
      -----------

Inventories are comprised of:
                                                 SEPTEMBER 30     MARCH 31
                                                     1997           1997
                                                 -------------   -----------

Raw Materials                                       $1,270,000   $1,254,000
Work in Progress                                       265,000      265,000
Finished Goods                                         278,000      328,000
                                                    ----------   ----------
                TOTAL                               $1,813,000   $1,847,000
                                                    ----------   ----------
                                                    ----------   ----------


3.    Property and Equipment
      ----------------------

The Company's investment in property and equipment, at cost, less related accumulated depreciation and amortization is summarized below:

                                                  SEPTEMBER 30     MARCH 31
                                                      1997           1997
                                                  -------------  -----------

Machinery and Equipment                             $3,046,000   $2,982,000
Tools, Dies and Molds                                1,375,000    1,322,000
Furniture, Fixtures, and Vehicles                      592,000      629,000
Buildings and Leasehold Improvements                    64,000       64,000
Research and Development Equipment                     291,000      279,000
                                                    ----------   ----------
                                                    $5,368,000   $5,276,000

Accumulated Depreciation and Amortization            3,766,000    3,515,000
                                                    ----------   ----------
                                                    $1,602,000   $1,761,000
                                                    ----------   ----------
                                                    ----------   ----------

                  FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


4.    Long-Term Debt
      --------------

Long-Term debt is summarized as follows:
                                                    SEPTEMBER 30  MARCH 31
                                                        1997        1997
                                                    ------------  ---------

Equipment term loans payable to bank,
secured by substantially all of the Company's
assets, bearing interest at the bank's prime
rate plus 1% due in monthly principal amounts
of approximately $16,000, plus interest,
through February 1999. The equipment term loans
are part of the agreement covering the line
of credit and are subject to the same covenants       $273,000     $367,000

Notes payable to a finance company, bearing
interest at 8.75%, due in monthly principal
and interest payments of $2,500 through
March 2000                                            $ 68,000     $ 80,000
                                                      --------     --------
                                                      $341,000     $447,000
Less current maturities                               $212,000     $212,000
                                                      --------     --------
                                                      $129,000     $235,000
                                                      --------     --------
                                                      --------     --------

Maturities of long-term debt are as
follows:  1998 $106,000; 1999 $206,000
and 2000 $29,000.


5.    Related Party Transactions
      --------------------------

The Company has two monthly operating leases of equipment with H&H Equities Incorporated. H&H Equities incorporated is wholly owned by Willard P. Harris and John D. Hornsby, officers of the Company and members of the Company's Board of Directors. The monthly lease payments are $7,119 and totaled $42,714 for the six months ended September 30, 1997.

                 FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(1)  LIQUIDITY AND CAPITAL RESOURCES

The Company has lines of credit with a bank for an aggregate $4,000,000 with an interest rate of .50 percent above prime, payable monthly. At March 31, 1997 and September 30, 1997, there were no amounts outstanding under the lines of credit.

The Company also has available a $500,000 equipment line of credit. The borrowings under the line bear interest at the bank's prime rate plus 1%. At September 30, 1997, there were no amounts outstanding under this agreement.

Accounts receivable (before allowance for doubtful accounts) at September 30, 1997 were $2,332,000 compared to $2,579,000 at March 31, 1997. This 10.0%
decrease is primarily attributed to improved credit collections that lowered the number of days sales were outstanding. Days sales outstanding at March 31, 1997 was 28 compared to 27 at September 30, 1997.

The current ratio has increased 15% as of September 30, 1997 to 1.57:1 from 1.36:1 at March 31, 1996. The Company benefited from improved cash flow by taking accounts payable discounts at 10 days. Paying current liabilities off sooner helped to improve this ratio.

The Company has made capital additions of $144,000 during the six months ended September 30, 1997. The Company anticipates total purchases of approximately $500,000 during the fiscal year ending March 31, 1998.

The Company has, and may continue to, repurchase its common stock. Between March 31, 1997 and September 30, 1997 the Company has repurchased 114,325 shares of common stock for $249,000. These shares are retired as required by California law.

(2) RESULTS OF OPERATIONS

Sales for the six months ended September 30, 1997 decreased by 11.4% from the same six month period in 1996. Sales for the three months ended September 30, 1997 decreased 12.1% from the same three month period in 1996. These decreases are attributed to the Company's decision to decrease sales of lower margin wood burning fireplaces and accessories.

Cost of sales as a percent of sales decreased 4.8% for the six months ended September 30, 1997 and 5.1% for the three months ended September 30, 1997 from the same periods in 1996. These decreases are attributed to increased sales of higher margin gas units, an improved purchasing program and better control of labor costs.

Selling, general and administrative expenses were 20.5% of sales for the six months ended September 30, 1997 compared to 17.4% for the same period in 1996 and were 20.4% for the three months ended September 30, 1997 compared to 17.0% for the same period in 1996. The increases are attributed to higher bonus accruals which reflect the higher fiscal 1998 second quarter net earnings.

Interest and other expense decreased 92% for both the three and six months ended September 30, 1997 from the same periods in 1996. These decreases are due to interest calculated on lower borrowings.

Net earnings increased by 48% for the six months ended September 30, 1997 and 40% for the three months ended September 30, 1997 compared to the same periods in 1996. These increases are attributed to increased sales of higher margin gas units plus lower material, labor, and interest expense offset against higher bonus accruals.

                   FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(3)  NEW ACCOUNTING PRONOUNCEMENTS

No related pronouncements were issued this quarter.



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



Date:     November 12, 1997

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