Form 10-Q
period 1997-12-31
FIREPLACE MANUFACTURERS INC
filed 1998-02-11
CIK 738992

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C.  20549


/X/                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED DECEMBER 31, 1997

                                          OR

/ /                 TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             Commission File No. 0-13746

                            FIREPLACE MANUFACTURERS, INC.
                (Exact Name of Registrant as specified in its charter)


       California                                          95-3244946
-----------------------------------------------   ---------------------------
(State or other jurisdiction of Incorporation)    (I.R.S. Employer I.D. No.)

2701 South Harbor Boulevard, Santa Ana, California  92704
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (714)  549-7782
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

               YES  /X/                 NO  / /

The number of shares outstanding of each of the Registrant's classes of Common Stock as of February 6, 1998, was as follows:

Common Stock, $0.01 Par Value per share - 3,326,775

Documents incorporated by reference.  None

                                        PART I

                                FINANCIAL INFORMATION


The following comparative financial statements for the three and nine month periods ended December 31, 1997, have not been audited by independent public accountants; but, in the opinion of management, all adjustments necessary to present fairly the results of operations for the periods have been included.

The statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations.

Operating results for the nine month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. It is suggested that the condensed financial statements be read in conjunction with the financial statements and accompanying notes included in the Company's 1997 Annual Report on Form 10-K.

                   FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS

                                                       DECEMBER 31
                                                          1997         MARCH 31
                                                       (UNAUDITED)       1997
                                                       -----------   ----------
ASSETS
Current Assets:
  Cash and Cash Equivalents                               $336,000     $333,000
  Trade accounts and notes receivable, less
    allowance for doubtful accounts of $318,000,
    at December 31, 1997, and $272,000 at
    March 31, 1997                                       1,850,000    2,307,000
  Inventories (Note 2)                                   1,893,000    1,847,000
  Prepaid expenses and other assets                         99,000      118,000
  Deferred Income Taxes                                    421,000      421,000
                                                        ----------   ----------
          TOTAL CURRENT ASSETS                           4,599,000    5,026,000

Property and Equipment at cost, Net (Note 3)             1,501,000    1,761,000

Other Assets                                               202,000      150,000
                                                        ----------   ----------
                                                        $6,302,000   $6,937,000
                                                        ----------   ----------
                                                        ----------   ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable                                       1,414,000    2,042,000
  Current portion of long-term debt (Note 4)                25,000      212,000
  Accrued Liabilities                                    1,556,000    1,454,000
                                                        ----------   ----------
          TOTAL CURRENT LIABILITIES                      2,995,000    3,708,000
                                                        ----------   ----------

Long-Term Debt, less current portion (Note 4)               37,000      235,000
Deferred Income Taxes                                      281,000      281,000
                                                        ----------   ----------
TOTAL LONG TERM LIABILITES                                 318,000      516,000
                                                        ----------   ----------

Preferred Stock:  $1.00 par value, authorized
      1,000,000 shares; none issued or outstanding

Common Stock:  $.01 par value, authorized
  10,000,000 shares; issued and outstanding
  3,221,375 shares at December 31, 1997 and
  3,447,950 at March 31, 1997                               32,000       35,000

Additional Paid in Capital                                       0      248,000

Retained Earnings                                        2,957,000    2,430,000


                                                        ----------   ----------
          TOTAL STOCKHOLDERS' EQUITY                     2,989,000    2,713,000
                                                        ----------   ----------

                                                        $6,302,000   $6,937,000
                                                        ----------   ----------
                                                        ----------   ----------


The accompanying notes are an integral part of these financial statements.

                    FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         THREE MONTHS ENDED
                                                      DECEMBER 31   DECEMBER 31
                                                         1997           1996
                                                      (UNAUDITED)   (UNAUDITED)
                                                      -----------   -----------
Net Sales                                              $6,863,000    $8,215,000

Cost of Sales                                           4,926,000     6,039,000
                                                      -----------   -----------

  Gross Margin                                          1,937,000     2,176,000

Selling, General, and Administrative Expenses           1,486,000     1,602,000
                                                      -----------   -----------

  Operating Income                                        451,000       574,000

Interest and Other Expense                                  2,000        47,000
                                                      -----------   -----------

  Earnings before income taxes                            449,000       527,000

Provision for Income Taxes                                180,000       211,000
                                                      -----------   -----------

  NET EARNINGS                                            269,000       316,000
                                                      -----------   -----------
                                                      -----------   -----------

Basic and Diluted Earnings per Common Share (Note 7)        $0.08         $0.10
                                                      -----------   -----------
                                                      -----------   -----------





The accompanying notes are an integral part of these financial statements.

                    FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         NINE MONTHS ENDED
                                                      DECEMBER 31   DECEMBER 31
                                                         1997          1996
                                                      (UNAUDITED)   (UNAUDITED)
                                                      -----------   -----------
Net Sales                                             $21,992,000   $25,293,000

Cost of Sales                                          15,946,000    19,293,000
                                                      -----------   -----------

  Gross Margin                                          6,046,000     6,000,000

Selling, General, and Administrative Expenses           4,581,000     4,576,000
                                                      -----------   -----------

  Operating Income                                      1,465,000     1,424,000

Interest and Other Expense                                 16,000       222,000
                                                      -----------   -----------

  Earnings before income taxes                          1,449,000     1,202,000

Provision for Income Taxes                                580,000       481,000
                                                      -----------   -----------

  NET EARNINGS                                            869,000       721,000
                                                      -----------   -----------
                                                      -----------   -----------

Basic  Earnings per Common Share (Note 7)                   $0.26         $0.22
                                                      -----------   -----------
                                                      -----------   -----------


Diluted Earnings per Common Share (Note 7)                  $0.25         $0.22
                                                      -----------   -----------
                                                      -----------   -----------





The accompanying notes are an integral part of these financial statements.

                   FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   NINE MONTHS ENDED
                                                                DECEMBER 31    DECEMBER 31
                                                                   1997           1996
                                                                (UNAUDITED)    (UNAUDITED)
                                                                -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES
Net earnings                                                       $869,000       $721,000

Adjustments to reconcile net earnings to net
 cash provided by operating activities:
       Depreciation and amortization before retirements             446,000        525,000
       Compensation to reduce notes receivable from
         Officers and Stockholders                                                  93,000
       Loss (gain) on sale of property and equipment                  1,000         (7,000)
       Changes in operating assets and
            liabilities:
         Trade accounts and notes receivable                        457,000        136,000
         Inventories                                                (46,000)       648,000
         Prepaid expenses and other assets                          (33,000)        55,000
         Accounts payable and accrued
         liabilities                                               (526,000)      (267,000)
                                                                -----------    -----------

Net cash provided by operating activities                         1,168,000      1,904,000
                                                                -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment                                (187,000)      (242,000)
Proceeds from sale of property and equipment                                         7,000
                                                                -----------    -----------

Net cash used in investing activities                              (187,000)      (235,000)
                                                                -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES
Payments on long-term debt                                         (385,000)      (390,000)

Net payments on revolving credit line                                           (1,030,000)
Repurchase of common stock                                         (593,000)      (203,000)
                                                                -----------    -----------

Net cash used in financing activities                              (978,000)    (1,623,000)
                                                                -----------    -----------

Net increase in cash and cash equivalents                             3,000         46,000
Cash and cash equivalents at beginning of period                    333,000        136,000
                                                                -----------    -----------
Cash and cash equivalents at end of period                         $336,000       $182,000
                                                                -----------    -----------
                                                                -----------    -----------



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

2.   INVENTORIES


Inventories are comprised of:                       (UNAUDITED)
                                                    DECEMBER 31      MARCH 31
                                                       1997            1997
                                                    -----------    -----------
Raw Materials                                        $1,353,000     $1,254,000
Work in Progress                                        265,000        265,000
Finished Goods                                          275,000        328,000
                                                    -----------    -----------

         TOTAL                                       $1,893,000      1,847,000
                                                    -----------    -----------
                                                    -----------    -----------


3.   PROPERTY AND EQUIPMENT

The Company's investment in property and equipment, at cost, less related accumulated depreciation and amortization is summarized below:


                                                    (UNAUDITED)
                                                    DECEMBER 31      MARCH 31
                                                       1997            1997
                                                    -----------    -----------
Machinery and Equipment                              $3,049,000     $2,982,000
Tools, Dies and Molds                                 1,405,000      1,322,000
Furniture, Fixtures, and Vehicles                       602,000        629,000
Buildings and Leasehold Improvements                     64,000         64,000
Research and Development Equipment                      291,000        279,000
                                                    -----------    -----------
                                                     $5,411,000     $5,276,000

Accumulated Depreciation and Amortization             3,910,000      3,515,000
                                                    -----------    -----------

                                                     $1,501,000     $1,761,000
                                                    -----------    -----------
                                                    -----------    -----------



                   FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


4.   LONG-TERM DEBT


Long-Term debt is summarized as follows:             (UNAUDITED)
                                                     DECEMBER 31     MARCH 31
                                                        1997           1997
                                                     ------------   -----------
Equipment term loans payable to bank, bearing
interest at the bank's prime rate plus 1% due in
monthly principal amounts of approximately $16,000,
plus interest.  The equipment term loans are part
of the agreement covering the line of credit and
are subject to the same covenants.                             $0     $367,000

Notes payable to a finance company, bearing interest
at 8.75%, due in monthly principal and interest
payments of $2,500 through March 2000.                    $62,000      $80,000


                                                     ------------   -----------
                                                          $62,000     $447,000

Less current maturities                                   $25,000     $212,000
                                                     ------------   -----------

                                                          $37,000     $235,000
                                                     ------------   -----------
                                                     ------------   -----------


Maturities of long-term debt are as follows: 1998 $25,000; 1999 $25,000 and 2000 $12,000.

5.   RELATED PARTY TRANSACTIONS

The Company has two monthly operating leases of equipment with H&H Equities Incorporated. H&H Equities Incorporated is wholly owned by Willard P. Harris and John D. Hornsby, officers of the Company and members of the Company's Board of Directors. The monthly lease payments are $7,119 and totaled $64,071 for the nine months ended December 31, 1997.

6.   STOCK OPTIONS

During 1997, FMI granted options for 835,000 shares at an option price of $2.88. The options vest evenly over five years from the grant date. No options have been exercised or expired during 1997.

As permitted under generally accepted accounting principles, grants under these plans are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the stock option plan. Had compensation cost been determined based on the minimum fair value method prescribed in FASB Statement No. 123, reported net income for the nine months ended December 31, 1997 would have been reduced to $641,000. In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the minimum fair value method prescribed in Statement No. 123, with the following weighted-average assumptions for grants in 1997: no dividends for all years, risk-free interest rate of 5.86%, expected lives of 5 years, and expected amounts to be exercised of 100%.

                   FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


7.   EARNINGS PER SHARE DISCLOSURES

Effective December 31, 1997, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings Per Share", which supersedes Accounting Principles Board (APB) Opinion No. 15. Statement No. 128 requires the presentation of basic and diluted earnings per share. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. The Company initially applied Statement No. 128 for its interim period ending December 31, 1997. Since December 31, 1997, is the first period the Company must apply these provisions, the reported earnings per share for 1996 have been restated to conform to the new requirements.

The weighted average number of common shares and common share equivalents outstanding during the period used to compute basic and diluted earnings per share is as follows:


                                                     Weighted
                                                     Average       Earnings Per
       THREE MONTHS ENDED 12/31/97:       Income     Shares          Share
                                          ------     ------          -----
       Basic EPS                           269,000    3,271,010          0.08

       Effect of Dilutive Securities
       Options                                   0        3,864
       Bonus                                     0      119,100
                                         ---------  -----------
       Diluted EPS                         269,000    3,393,974          0.08

       THREE MONTHS ENDED 12/31/96:

       Basic EPS                           316,000    3,299,507          0.10

       Effect of Dilutive Securities             0            0
                                         ---------  -----------
       Diluted EPS                         316,000    3,299,507          0.10

       NINE MONTHS ENDED 12/31/97:

       Basic EPS                           869,000    3,353,737          0.26

       Effect of Dilutive Securities
       Options                                   0        1,293
       Bonus                                     0       70,594
                                         ---------  -----------
       Diluted EPS                         869,000    3,425,624          0.25

       NINE MONTHS ENDED 12/31/96:

       Basic EPS                           721,000    3,345,731          0.22

       Effect of Dilutive Securities             0            0
                                         ---------  -----------
       Diluted EPS                         721,000    3,345,731          0.22



                   FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1) LIQUIDITY AND CAPITAL RESOURCES

The Company has lines of credit with a bank for an aggregate $4,000,000 with an interest rate of .50 percent above prime, payable monthly. At March 31, 1997 and December 31, 1997, there were no amounts outstanding under the lines of credit. The lines of credit mature August 1, 1998 and are collateralized by substantially all of the companies assets.

The Company also has available a $500,000 equipment line of credit. The borrowings under the line bear interest at the bank's prime rate plus 1%. At December 31, 1997, there were no amounts outstanding under this agreement.

Accounts receivable (before allowance for doubtful accounts) at December 31, 1997 were $2,168,000 compared to $2,579,000 at March 31, 1997. This 16.0%
decrease is primarily attributed to improved credit collections that lowered the number of days sales were outstanding. Days sales outstanding at March 31, 1997 was 28 compared to 25 at December 31, 1997.

The current ratio has increased 13% as of December 31, 1997 to 1.54:1 from 1.36:1 at March 31, 1997. The Company benefited from improved cash flow by taking accounts payable discounts at 10 days, plus equipment loans were repaid which decreased both current and long term liabilities.

The Company has made capital additions of $187,000 during the nine months ended December 31, 1997. The Company anticipates total purchases of approximately $250,000 during the fiscal year ending March 31, 1998.

The Company has, and may continue to, repurchase its common stock. Between March 31, 1997 and December 31, 1997 the Company has repurchased 226,575 shares of common stock for $593,000. These shares are retired as required by California law. The repurchase amount above par is appropriately charged first to Additional Paid In Capital until the account is zero and then against Retained Earnings. For the nine months ended December 31, 1997 $248,000 was charged to Additional Paid In Capital and $342,000 was charged to Retained Earnings.

(2) RESULTS OF OPERATIONS

Sales for the nine months ended December 31, 1997 decreased by 28.9% from the same nine month period in 1996. Sales for the three months ended December 31, 1997 decreased 16.5% from the same three month period in 1996. These decreases are attributed to the Company's decision to decrease sales of lower margin wood burning fireplaces and accessories.

Cost of sales as a percent of sales decreased 3.8% for the nine months ended December 31, 1997 and 1.7% for the three months ended December 31, 1997 from the same periods in 1996. Decreases for both the three and nine months are attributed to increased sales of higher margin gas units, an improved purchasing program and better controls of labor costs.

Selling, general, and administrative expenses were 20.8% of sales for the nine months ended December 31, 1997 compared to 18.1% for the same period in 1996 and were 21.7% for the three months ended December 31, 1997 compared to 19.5% for the same period in 1996. The increases are attributed to higher bonus accruals which reflect the higher fiscal 1998 net earnings, plus higher legal expenses related to the Company's patent lawsuit.

Interest and other expense decreased 92.8% for the nine months and 95.7% for the three months ended December 31, 1997 from the same periods in 1996. These decreases are due to interest calculated on lower borrowings.

Net earnings as a percent of sales increased by 1.1% for the nine months ended December 31, 1997 compared to the same period in 1996. The increase is attributed to increased sales of higher margin gas units plus lower material, labor, and interest expense offset against higher bonus accruals and legal expense. Net earnings as a percent of sales remained the same for the three months ended December 31, 1997 compared to the same three months in 1996.

                   FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(3) YEAR 2000 DISCLOSURE

The Company's computer systems are not compliant with year 2000 requirements. At this time management is considering several options to gain compliance with prices ranging from $50,000 to $250,000. Price differences would allow for other system upgrades to be implemented simultaneously with the year 2000 solution.

(4) FORWARD LOOKING STATEMENTS

Certain information presented in this report constitutes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. In addition to matters affecting the economy and the Company's industry generally, factors which could cause actual results to differ from expectations include the following:
* Loss of one or more significant customers
* Reduction in gross profit margins due to competitive pricing pressures
* Changes in governmental regulation or failure to comply with existing regulation
* Changes in the cost or availability of purchased parts
* Inability to obtain needed additional capital on terms acceptable to the Company
* Inability to reduce costs while maintaining customer service
* Potential default under line of credit or other material contracts

(5)  NEW ACCOUNTING PRONOUNCEMENTS

No related pronouncements were issued this quarter.

                             PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS
During the third quarter of fiscal year 1998 the company won a summary judgment regarding two consolidated actions in the United States District Court for the District of Minnesota, FMI v. Hearth Technologies, Inc., Case No. 4-96-1080 (D. Minn.) (ADM/AJB) and Hearth Technologies, Inc. v. FMI, Case No. 4-96-684 (D. Minn.) (ADM/AJB). The actions involve the validity and alleged infringement of U.S. Patent No. 4,793,322 which is owned by Hearth Technologies. Hearth Technologies requested a royalty payment of $50 per direct vent flex unit. During 1995, the Company had an independent patent attorney review the patents in question and it was the opinion of that attorney that the Company is not infringing on the patent. Assuming the claimant could establish infringement (a point which the Company vigorously disputes), the Company's damages expert has concluded that a reasonable royalty rate would be less than $10 per direct vent flex unit. Hearth Technologies has filed an appeal. The Company's independent counsel feel there is a reasonable likelihood of success in defense of this action.

ITEM 6
(a)   Exhibits

(27) Financial Data Schedule: Incorporated by reference from the Electronic filing of this report.

(b)   Reports on Form 8-K

No Form 8-K was filed during this quarter.

                   FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    February 9, 1998

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