Form 10-K405
period 1998-03-31
FIREPLACE MANUFACTURERS INC
filed 1998-06-05
CIK 738992

                                      FORM 10-K


                          SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C.  20549


/X/                 ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                         OR

/ /               TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            Commission File No. 0-13746

                           FIREPLACE MANUFACTURERS, INC.
               (Exact Name of Registrant as specified in its charter)


     California                                             95-3244946
----------------------------------------------    -----------------------------
(State or other jurisdiction of Incorporation)    (I.R.S. Employer I.D. No.)

2701 South Harbor Boulevard, Santa Ana, California  92704
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:    (714)  549-7782
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

                    YES  /X/            NO  / /

Indicate by check mark if disclosure of delinquent filer's pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                 X
                    --------------

The aggregate market value of the Registrant's Common Stock held by non-affiliates based on the average bid and asked prices of such stock, as of May 15, 1998 was $18,297,000 and $19,528,000, respectively.

The number of shares outstanding of each of the Registrant's classes of Common Stock as of May 15, 1998, was as follows:

Common Stock, $0.01 Par Value per share - 3,326,775

Documents incorporated by reference.  None

                                       PART I

ITEM 1    BUSINESS

Fireplace Manufacturers, Inc. ("FMI" or "the Company") was incorporated in 1976 and is engaged in the manufacture and sale of factory-built metal fireplace systems and gas fireplace appliances.

RECENT SIGNIFICANT DEVELOPMENTS The company entered into an Agreement and Plan of Reorganization with DESA International on May 13, 1998 in which the Company will be merged with and into DESA International. As part of such merger the Company's common stock will be exchanged for $7.14 per share, not to exceed $23,750,000. Upon consummation of the merger, all outstanding stock options, subject to possible adjustment, will be canceled and all existing employment agreements and severance compensation agreements will be terminated. Upon closing, three members of the executive management team will enter into three year non-compete agreements with the buyer. Consummation of the merger is dependent upon certain regulatory clearance and the approval of the shareholders at a special meeting scheduled to be held in August 1998. No assurances can be given that the merger will be consummated.

METAL FIREPLACE SYSTEMS AND RELATED PRODUCTS
Fireplace Manufacturers, Inc., designs, manufacturers, and sells factory-built, energy-efficient metal fireplace systems. The Company currently produces wood-burning metal fireplaces, decorative gas appliances with refractory-lined fireboxes, horizontal/vertical gravity direct vent wall furnaces, and related chimney flues. Optional features of the fireplaces include the ability to accept natural gas, glass doors, decorative facings, outside air intakes, and electrical fans. The fireplaces are used in single-family homes, condominiums, apartments, other multiple-family dwellings, and in manufactured housing. They can be used as part of a wall, in a corner, or as a room divider. Fireplaces are sold mainly to one and two step distributors who install the system for home builders in new construction and to retail distributors.

Each fireplace consists of an inner sheet metal firebox, which is lined with an insulating brick-textured refractory material, and an outer sheet metal shell separated from the heat-bearing box. Chimney components, which are attached to the firebox in accordance to the height of the dwelling, are of double-wall construction so that the outer wall may be installed within two inches (2") of the combustible building materials. The firebox has specifically designed vents, which permits convection flow to recirculate warm air heated in that chamber into the room where the fireplace is installed. All fireplaces are finished with a durable powder coat spray finish which resists scuffing, scraping and fading.

The Company currently produces forty eight models of fireplaces, varying in size and shape with slightly different grillwork styles. The fireplace units are generally sold to distributors at competitive prices. The distributors sell the fireplaces to builders at prices from $400 to $4,000. Twenty-nine of these fireplaces are gas-only models.

FMI has developed a line of ventfree fireplaces and gas log heaters that have grown in popularity over the last five (5) years. The Company expects the ventfree product to gain popularity in the near future, although it lacks approval in various states.

Also added to the product line is free standing stoves and a series of vented and ventfree gas log sets:

FREE STANDING STOVES
Free standing stoves have a powder coated spray finish which resists scuffing, scraping and fading. They can be easily placed in a corner or next to a wall with no chimney or ductwork. The free standing stoves use natural or propane fuel.

VENTED AND VENTFREE GAS LOG SETS
The vented gas log sets have the ambiance of a wood fire with the convenience of simple ignition or the flip of a switch. The log kits come complete in 16", 18", and 24", with a burner grate, connector, volcanic rock, and rock wool. Ventfree gas logs can be installed in any FMI vented or ventfree fireplace, masonry fireplaces, as well as other zero clearance manufactured boxes that have approval with FMI ventfree log sets. The log sets can be produced as either round oak or split oak and range in size from 18" to 24". For safety, the ODS (oxygen depletion sensor) will shut the gas logs off if oxygen is depleted or fuel is interrupted in the room.

CUSTOMERS AND MARKETING
The Company has developed three distribution markets for its products:

HOME BUILDERS
This market is the largest and has been a focus for FMI throughout its 20 year history. FMI sells directly to fireplace distributors or "jobbers" who sell, service, and install the fireplaces.

RETAIL
FMI has turned its focus toward the two-step distribution process in marketing to fireplace centers.

MANUFACTURED HOUSING
Growth in this market has been at approximately 10% annually, and the competition is substantial. FMI sells to the Evcon Group, a national distributor of furnaces and fireplaces to the manufactured housing industry. Eighteen percent of the manufactured housing manufactured each year have a fireplace.

The Company has an agreement with the Evcon Group to provide fireplaces for the manufactured housing industry. This agreement provides for the Evcon Group to be the distributor to the manufactured housing industry for the Company's products. This agreement is renewable annually.

The Company also sells in limited international markets: Japan, Canada, Norway, Holland, England and Saudi Arabia. Total sales to all foreign markets are less than 5%.

The sales and marketing functions are currently managed by FMI's Vice President of Sales and Marketing. FMI employs three regional sales managers. Each manager covers a multi-state region, selling through independent representative agencies. The Company's regional sales managers are based in Campbell, California; Poway, California; and Fredericksburg, Virginia.

For the fiscal year ended March 31, 1998, sales to the Evcon Group accounted for 23% of FMI sales. Sales to Quality Insulation accounted for 12% of FMI sales. Except for these customers, no other customer accounted for more than 10 percent of metal fireplace sales. The total number of customers is 220.

The loss of the relationship of any major distributor could have an adverse effect on FMI, at least until FMI could establish a new distributor for the area.

As of March 31, 1998, the backlog of firm orders for the metal fireplace systems was not significant. Backlogs typically only represent approximately one or two weeks of sales since products are usually shipped within a few days of an order.

PATENTS TRADEMARKS AND TRADENAMES
The Company does not own any material patents. The Company filed a trademark application on October 3, 1997 with the U.S. Patent and Trademark Office and anticipates final approval during 1998. The trademarked name is Universal Ventfree Fireplace.

FABRICATION OF FIREPLACES
The fireplaces are produced at FMI's plant in Santa Ana, California. Metal forming presses and related equipment are utilized to cut, bend, weld, and rivet a fireplace's component parts. After assembly, the fireboxes are lined with refractory material and painted. As of March 31, 1998, FMI was producing over 400 fireplaces per day.

FMI's fireplaces go through approximately seven inspections before shipment. In addition, prototype models and samples are periodically tested by independent testing laboratories. FMI also has a fully equipped sealed room testing facility for assessing various characteristics of the component parts of its metal fireplace systems. The line of fireplaces manufactured by the Company has been successfully listed to U.S., Canadian and European Standards by independent agencies which include INCHSCAPE, American Gas Association and Underwriters Laboratories.

SUPPLIES AND RAW MATERIALS
The major materials used in the production of the fireplaces are galvanized, aluminized and stainless steel, refractory concrete, and fiberglass insulation. These materials are generally available at competitive prices and are purchased from more than one supplier.

BUILDING CODES
The metal fireplaces are subject to the requirements of local building codes and have been listed by Underwriters Laboratories. FMI's fireplace systems meet the requirements of the Veterans Administration and Federal Housing Administration programs, and certain models of FMI fireplaces are approved for manufactured housing.

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

RESEARCH AND DEVELOPMENT
The Company incurs research and development costs on new product development, improvement of existing products, and product line extension. During 1998, 1997 and 1996, the Company investment in research and development totaled $766,000, $607,000, and $586,000 respectively.

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

FMI also competes with masons who hand build fireplaces. Hand built masonry fireplaces take longer to install and require on-site preparation of the building. Metal fireplaces require no on-site preparation.

EMPLOYEES
As of March 31, 1998, FMI employed 200 persons, including approximately 175 in fabrication and a staff of 25 sales, office, engineering, and administrative personnel. None of these employees are covered by collective bargaining agreements, and FMI considers its employee relations to be satisfactory.

ITEM 2    PROPERTIES

FMI leases a facility in Santa Ana, California, comprising approximately 104,000 square feet. Effective May 1, 1994, FMI entered into a five-year lease for such facility with monthly rentals of $29,000.

ITEM 3    LEGAL PROCEEDINGS

A claim was asserted against the Company alleging infringement of a company's patent. The district court granted the Company's motion for summary judgment and held that the Company's products do not infringe the patent at issue, either literally or by operation of the doctrine of equivalents. The summary judgment has been appealed. The Company's independent counsel is unable to express an opinion as to the probably outcome of the action and therefore no estimate can be made of a range of amount of loss, if any, that is reasonably possible. No amounts have been accrued in regards to this matter and it is reasonably possible that a change in the estimate will occur in the near term.

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


          Fiscal Quarter      Common Stock Bid Prices
          Ended               High                   Low
          ----------------    --------------------------
1996      March 31             $.78                $.40
          June 30               .93                 .81
          September 30          .93                 .37
          December 31           .93                 .53

1997      March 31             1.12                 .75
          June 30              1.69                1.12
          September 30         2.88                1.56
          December 31          3.25                2.75

1998      March 31             5.88                2.56


In view of the limited market for and the sporadic trading of the Common Stock, the above prices are not considered a reliable indicator of fair market value.

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS:


                                             Approximate Number of
                                             Record Holders
               Title of Class                As of May 19, 1998
               --------------                ------------------
               Common Stock, $0.01                815 (1)
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

ISSUANCE OF UNREGISTERED SHARES OF COMMON STOCK
On July 22,1997 the Board of Directors approved and on January 19, 1998 the Company issued to the following members of the Board of Directors and executive officers the following shares of the Company's common stock. The shares were issued as part of their 1998 compensation.


                                                                 Number
     Name and Principal Position                                 of Shares        Amount
     ---------------------------                                 ---------        ------
     Willard V. Harris, Jr., Chairman of the Board               15,000         $  24,450
     Willard P. Harris, President, Chief Executive               15,000         $  24,450
     John D. Hornsby, Chief Operating Officer                    15,000         $  24,450
     James L. Behrens, Vice President of Sales & Marketing       63,000         $ 102,690
     Jane A. Iovine, Vice President of Finance                   11,000         $  17,930


On March 25 1997, the Company issued the following members of the Board of Directors and executive officers the following shares of the Company's common stock. The shares were issued as part of their 1997 compensation.


                                                                 Number
     Name and Principal Position                                 of Shares        Amount
     ---------------------------                                 ---------        ------

     Willard V. Harris, Jr., Chairman of the Board               50,000         $  38,000
     Willard P. Harris, President, Chief Executive               50,000         $  38,000
     John D. Hornsby, Chief Operating Officer                    50,000         $  38,000
     James L. Behrens, Vice President of Sales & Marketing       38,252         $  29,072
     Jane A. Iovine, Vice President of Finance                    5,000         $   3,800

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


                                                       FOR THE YEARS ENDED MARCH 31
                                      ------------------------------------------------------------------
                                        1998           1997           1996           1995           1994
                                        ----           ----           ----           ----           ----
                                             (DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE AMOUNT)

Net sales                             $28,999        $31,844        $28,729        $26,705        $19,813

Net income                            $ 1,321        $   994        $    44        $   457        $   43

Average shares
outstanding, basic                      3,400          3,323          3,536          3,553          3,553

Net Income                            $  0.39        $  0.30        $  0.01        $  0.13        $  0.01
per common share, basic

Total assets                          $ 6,647        $ 6,937        $ 8,832        $ 8,988        $ 6,379

Total long-term
obligations (excluding
current portion)                      $     0        $   235        $   904        $   998        $   732

Cash dividends
per share                                 N/A            N/A            N/A            N/A            N/A


ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES
The Company has a line of credit with a bank for an aggregate $4,000,000 with an interest rate of .50 percent above prime, payable monthly. At March 31, 1998, and 1997 there were no amounts outstanding under the line of credit. The net availability remaining under this revolving line of credit is $1,663,000 at March 31, 1998. The line of credit agreements contain restrictive covenants which require maintenance of working capital and other financial ratios, prohibit the payment of dividends and have certain other limitations. The line of credit is subject to renewal on August 3, 1998. The Company does not anticipate the need to renew this line of credit.

The Company also has available a $500,000 equipment line of credit which converts to a forty-eight month term loan on August 1, 1998. The borrowings under the line bear interest at the bank's prime rate plus .75%. The line is subject to the same covenants as the line of credit. At March 31, 1998, there were no amounts outstanding under this agreement.

Accounts receivable (before allowances for doubtful accounts) at March 31, 1998 were $2,063,000, compared to $2,579,000 at March 31, 1997. The 20% decrease is primarily attributed to improved credit collections. Days sales outstanding at March 31, 1998 was 25 compared to 28 at March 31, 1997. In 1996, the Company began to utilize an agreement with a finance company whereby the finance company, with the approval of the customer, will purchase receivables from the Company. Under the first program the invoice is paid within 15 days at a discount of 2.25%. Under the second program the invoice is paid within 30 days at a discount of 1.75%. The agreement contains a clause whereby if the finance company repossess' any inventory of the customer, the Company is obligated to repurchase the repossessed inventory. There have not been and the Company does not anticipate any material repurchases of inventory. The Company accounts for this arrangement as a sale of receivable. During 1997, the Company sold receivables of approximately $4,267,000. The balance sheet at March 31, 1998 includes approximately $150,000 due from the finance company. The allowances for doubtful accounts decreased for the year $11,000 from $272,000 to $261,000 at March 31, 1998. The decreased reserve is related to the lower accounts receivable balance.

The current ratio increased by 29.4% during fiscal year 1998. At March 31, 1998 the current ratio was 1.76:1 as compared to 1.36:1 at March 31, 1997. The Company benefited from higher margins and reductions in accounts payable balances.

Inventories decreased $276,000 to $1,571,000 at March 31, 1998 from $1,847,000 at March 31, 1997. The purchased parts inventory was responsible for the majority of this decrease due to an improved purchasing approach that allows for shorter lead time and smaller quantity purchased per transaction.

The Company has made equipment additions of $243,000 and $345,000 for 1998 and 1997 respectively. Purchases of fixed assets are anticipated to increase for the fiscal year ended March 31, 1999 although no specific budget has been established at this time. If required, financing for equipment purchases are available from financial institutions.

The Company's Board of Directors approved the repurchase of up to 500,000 shares of common stock from time to time. At various times throughout 1998 240,275 shares were repurchased for $644,000. As required by California law all repurchased shares were retired. The Company has suspended the repurchase of stock due to the pending acquisition discussed in Item 1. Business - Recent Significant Developments. On July 21, 1997 the Company issued 119,100 shares valued at $194,133 using the bid price per share on that date, as compensation to the Board of Directors and executive officers.

RESULTS OF OPERATIONS 1998 COMPARED TO 1997
Sales for the fiscal year 1998 decreased 8.9% from fiscal year 1997. The decrease in sales is attributed to a 12.0% decrease in unit sales offset by a 3.6% increase in average selling price. Decreased unit sales are primarily attributable to a decrease in the manufactured housing industry unit sales during fiscal year 1998. Based on present market conditions, the Company believes sales will remain constant for fiscal year 1999 although there can be no assurances in that regard.

Cost of sales for fiscal year 1998 were 75.1% of sales as compared with 79.1% of sales in fiscal year 1997. This decrease is attributed to the 3.6% increase in average selling price along with savings on materials costs through improved purchasing techniques. Management's goal is to continue to improve this percentage in fiscal year 1999 although there can be no assurances in this regard.

Selling, general and administrative expenses increased as a percent of sales by 1.5% to 17.9% of sales in fiscal 1998 compared to 16.4% in fiscal 1997. This increase is attributed to higher bonus expense calculated on the higher 1998 net profit. The Company anticipates a decrease in this percentage in fiscal year 1999 due to the lower bonus rates which were announced for the new year.

Interest expense decreased in 1998 by 0.7% as a percent of sales over the fiscal year 1997 expense. This decrease is due to interest calculated on lower borrowings. The Company expects interest expense to continue to decrease for 1999 although there can be no assurances in this regard.

Management has recorded a valuation allowance on deferred tax assets relating to tax credit carryforwards which are not expected to be realized within two years.

The Company's 1998 net income as a percent of sales increased 1.5% from 1997. Management believes that continued cost cutting efforts, lower bonuses and better market penetration will allow the Company to remain profitable in 1999 although there can be no assurances in this regard.

RESULTS OF OPERATIONS 1997 COMPARED TO 1996
Sales for the fiscal year 1997 increased 10.8% from fiscal year 1996. The increase in sales is attributed to a 5.5% increase in selling price. The remaining increase is attributable to an increase in the number of units sold.
A number of factors affected the selling price, the Company decreased the number of special discounts available to customers, raised the price of the products and increased sales of non fireplace items such as pipe, accessories and log sets. The increase in units sold is explained by a surge in the manufactured housing industry.

Cost of sales for fiscal year 1997 were 79.1% of sales as compared with 83.2% of sales in fiscal year 1996. This decrease is attributed to the 5.5% increase in average selling price along with a 1.5% increase in plant variable costs.

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

Management estimates no valuation allowance on deferred tax assets is needed because expected future taxable income will be adequate to realize the deferred tax assets.

The Company's 1997 net income as a percent of sales increased 3.0% from 1996. The increase is due to lower cost of sales offset by slightly higher selling, general and administrative expenses.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 1997, the FASB issued SFAS No. 130 Reporting Comprehensive Income and SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 requires an enterprise to report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

YEAR 2000
The Company's computer systems are not compliant with the year 2000 requirements. At this time Management is considering several options to gain compliance with prices ranging from $150,000 to $250,000. Price differences would allow for other system upgrades to be implemented simultaneously with the year 2000 solution.

FORWARD LOOKING STATEMENTS
Statements regarding the Company's expectations as to demand for its products in fiscal 1999, the operating efficiencies from operation of the Fireplace business, and revenue generation from existing or future contracts and certain other information presented in this report constitute forward looking statements within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations with respect to the future are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. In addition to matters affecting the economy and the Company's industry generally, factors which could cause actual results to differ from expectations include the following:
-    Loss of one or more significant customers
-    Reduction in gross profit margins due to competitive pricing pressures
- Changes in governmental regulation or failure to comply with existing regulation
-    Changes in the cost or availability of purchased parts
- Inability to obtain needed additional capital on terms acceptable to the Company
-    Inability to reduce costs while maintaining customer service
-    Potential default under line of credit or other material contracts

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
          RISKS

Not applicable.

ITEM 8    FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

The Company's financial statements are attached herein.


ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                      PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of Fireplace Manufacturers, Inc. are as follows:


NAME                     POSITION                                          AGE
----                     --------                                          ---
WILLARD V. HARRIS, JR.   Chairman of the Board of Directors                64

WILLARD P. HARRIS        President, Chief Executive Officer, and Director  42

JOHN D. HORNSBY          Chief Operating Officer, Secretary, and Director  44

JAMES L. BEHRENS         Vice President of Sales and Marketing             43

JANE A. IOVINE           Vice President of Finance                         36

GERARDO C. LOZANO        Vice President of Manufacturing                   37


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

JANE A. IOVINE was named Vice President of Finance in July of 1995, she has been with the Company since March of 1994. Ms. Iovine is a graduate of San Diego State University and has been a CPA since May of 1990.

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

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
There have been no failures to timely file forms 3, 4 or 5.

ITEM 11   EXECUTIVE COMPENSATION AND OTHER MATTERS

The following table sets forth information concerning the compensation of the Chief Executive Officer and the three other executive officers of the Company whose total salary and bonus for the year ended March 31, 1998 exceeded $100,000 for services in all capacities to the Company and its subsidiaries during such fiscal year.



                                SUMMARY COMPENSATION TABLE

                                                                         Annual Compensation
                                                       -----------------------------------------------------
Name and Principal                                                                             Other Annual
Position                                                Year       Salary (1)    Bonus (2)     Compensation
------------------                                      ----       ----------    ---------     ------------

Willard V. Harris, Jr. (4) (5)                          1998       $190,956      $ 89,835 (7)   $137,585 (3)
Chairman of the Board                                   1997       $220,720      $ 45,500 (6)   $ 38,294 (3)
                                                        1996       $112,000      $ 55,000       $ 0

Willard P. Harris (4) (5)                               1998       $209,790      $206,808 (7)   $ 0
President, Chief Executive                              1997       $212,380      $ 63,000 (6)   $ 75,435 (3)
Officer, Director                                       1996       $195,000      $ 69,000       $ 37,000 (3)

John D. Hornsby (4) (5)                                 1998       $199,920      $203,539 (7)   $ 0
Chief Operating Officer                                 1997       $196,680      $ 63,000 (6)   $ 35,549 (3)
                                                        1996       $152,000      $ 64,000       $ 19,000 (3)

James L. Behrens (5)                                    1998       $ 75,000      $230,929 (7)   $ 0
Vice President of Sales &                               1997       $ 75,000      $ 31,032 (6)   $ 0
Marketing                                               1996       $  7,212      $ 0            $ 0



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

(3) This additional compensation was used to decrease notes receivable from officers due to the Company during 1996 and 1997. In 1998 W.V. Harris used additional compensation to repay debt of Rampart Inc. a previously related party.

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

(7) Includes the following stock bonuses; W. V. Harris 15,000 shares ($24,450);
W. P. Harris 15,000 shares ($24,450); J. D. Hornsby 15,000 shares ($24,450); and
J. L. Behrens 63,000 shares ($102,690) plus automobiles transferred at blue book value to W.V. Harris at $8,632; W.P. Harris $23,950; and J.D. Hornsby $25,027.


None of the Board of Directors or executive officers have an employment contract with the Company.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 1998, the information with respect to Common Stock ownership of each person known by the Company to beneficially own more than five percent of the outstanding Common Stock, by each director who beneficially owns any Common Stock and by any Executive Officer named in response to Item 11, and by all directors and officers as a group.


                                        Amount
Name and Address                        Beneficially        Percent
of Beneficial Owner                      Owned               of Class
-------------------                ------------------       ---------

DESA International Inc.                 249,300               7.5%
2701 Industrial Drive
Bowling Green, KY  47102

Benjamin C. Harris                      259,250               7.8%
2701 S. Harbor Blvd.
Santa Ana, CA  92407

Willard V. Harris Jr.                   368,780              11.1%
2701 S. Harbor Blvd.
Santa Ana, CA  92407

Willard P. Harris                       413,392              12.4%
2701 S. Harbor Blvd.
Santa Ana, CA  92407

John D. Hornsby                         480,748              14.5%
2701 S. Harbor Blvd.
Santa Ana, CA  92407

James L. Behrens                        101,252               3.0%
2701 S. Harbor Blvd.
Santa Ana, CA  92407

All Directors & Officers              1,380,172              41.5%
as a group (6 persons)


ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended March 31, 1994, the Company ceased selling to Rampart General Inc. a company partially owned by the Chairman of the Board of Directors and a stockholder of the Company, Willard V. Harris, Jr. The unpaid balance due the Company at March 31, 1995 of $645,000 was determined to be uncollectable and was written off in 1993. In 1993, in partial settlement of this account, Willard V. Harris, Jr. transferred a 26.25% limited partnership interest in California Real Estate Partners with a capital account of approximately $500,000 to FMI as partial payment of its indebtedness. The current capital account is approximately $75,000. Because of the limited value of this interest in the partnership no value was recorded in the financial statements. During 1997, a four year repayment schedule has been established for the remaining balance of $162,585 which includes a 10% interest rate beginning on September 1, 1996. As of March 31, 1998, the entire amount was paid. Amounts received are recorded as a reduction of bad debt expense in the year the cash is collected.

The Company has two monthly operating leases of equipment with H&H Equities Incorporated. H&H Equities Incorporated is wholly owned by Willard P. Harris and John D. Hornsby, officers of the Company and members of the Company's Board of Directors. The monthly lease payments are $7,119 and totaled $85,428 in fiscal year 1998.

                                      PART IV

ITEM 14 EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


FINANCIAL STATEMENTS

Independent Auditors' Report                                     F-1

Consolidated Balance Sheets at March 31, 1998 and 1997           F-2

Consolidated Statements of Income for the
years ended March 31, 1998, 1997, and 1996                       F-3

Consolidated Statements of Stockholders' Equity for the
years ended March 31, 1998, 1997, and 1996                       F-4

Consolidated Statements of Cash Flows for
the years ended March 31, 1998, 1997, and 1996                   F-5

Notes to Consolidated Financial Statements                       F-6 to F-16


REPORTS ON FORM 8-K
A Report on Form 8-K item 5 was filed on April 2, 1998 regarding the merger of the Company and DESA International.


EXHIBITS

3.1 Articles of Incorporation, as amended incorporated by reference to the identically numbered exhibit in the 1997 10-K.
3.2 By-laws as amended incorporated by reference to the identically numbered exhibit in the 1997 10-K.
10.3 Severance Compensation Agreements incorporated by reference to the identically numbered exhibit in the 1997 10-K.
10.4      Plan and Agreement of Reorganization with DESA International, Inc. (1)
10.5      Voting and Option Agreement with DESA International, Inc. (1)




Footnote (1): Incorporated by reference to Amendment No. 3 to Schedule 13D filed by DESA International, Inc. on June 5, 1998.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 5, 1998.


                                        FIREPLACE MANUFACTURERS, INC.



                                        /s/ WILLARD P. HARRIS
                                        ------------------------------
                                   By:  Willard P. Harris
                                        President and
                                        Chief Executive Officer



                                        /s/ JANE ANN IOVINE
                                        ------------------------------
                                   By:  Jane Ann Iovine
                                        Vice President
                                        Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.



/s/ WILLARD V. HARRIS
-----------------------------------
Willard V. Harris
Chairman of the Board                             Date:  June 5, 1998


/s/ WILLARD P. HARRIS
-----------------------------------
Willard P. Harris, Director                       Date:  June 5, 1998


/s/ JOHN D. HORNSBY
-----------------------------------
John D. Hornsby, Director                         Date:  June 5, 1998


/s/ JANE A. IOVINE
-----------------------------------
Jane A. Iovine, Vice President
Chief Financial Officer                           Date: June 5, 1998

                            INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Fireplace Manufacturers, Inc.
Santa Ana, California


We have audited the accompanying consolidated balance sheets of Fireplace Manufacturers, Inc. and Subsidiary as of March 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fireplace Manufacturers, Inc. and Subsidiary as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.






                                        MCGLADREY & PULLEN, LLP


Anaheim, California
May 7, 1998

FIREPLACE MANUFACTURERS, INC.
 AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1998 AND 1997


ASSETS                                                                                    1998            1997
-----------------------------------------------------------------------------------------------------------------
Current Assets
 Cash and cash equivalents                                                           $  1,232,000   $    333,000
 Trade accounts receivable, less allowance for doubtful
  accounts of $261,000 in 1998 and $272,000 in 1997                                     1,802,000      2,307,000
 Inventories                                                                            1,571,000      1,847,000
 Prepaid expenses and other                                                                74,000        118,000
 Deferred taxes                                                                           411,000        421,000
                                                                                     ---------------------------

          TOTAL CURRENT ASSETS                                                          5,090,000      5,026,000

Equipment and Leasehold Improvements, net                                               1,339,000      1,761,000

Other Assets                                                                              218,000        150,000
                                                                                     ---------------------------

                                                                                     $  6,647,000   $  6,937,000
                                                                                     ---------------------------
                                                                                     ---------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------

Current Liabilities
 Accounts payable                                                                    $  1,163,000   $  2,042,000
 Accrued liabilities                                                                    1,719,000      1,454,000
 Current portion of long-term debt                                                              -        212,000
                                                                                     ---------------------------

          TOTAL CURRENT LIABILITIES                                                     2,882,000      3,708,000
                                                                                     ---------------------------

Long-Term Debt, less current portion                                                            -        235,000
                                                                                     ---------------------------

Deferred Taxes                                                                            181,000        281,000
                                                                                     ---------------------------

Commitments and Contingencies

Stockholders' Equity
 Preferred stock, $1 par value; authorized shares
   1,000,000; issued and outstanding shares - none                                              -              -
 Common stock, $.01 par value; authorized shares
   10,000,000; issued and outstanding shares 1998
   3,326,775 and 1997 3,447,950                                                            33,000         35,000
 Additional paid-in capital                                                                     -        248,000
 Retained earnings                                                                      3,551,000      2,430,000
                                                                                     ---------------------------
                                                                                        3,584,000      2,713,000
                                                                                     ---------------------------

                                                                                     $  6,647,000   $  6,937,000
                                                                                     ---------------------------
                                                                                     ---------------------------

See Notes to Consolidated Financial Statements.

FIREPLACE MANUFACTURERS, INC.
 AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                                                               1998                 1997                 1996
-----------------------------------------------------------------------------------------------------------------------------------
Net Sales                                                                 $ 28,999,000        $   31,844,000       $   28,729,000

Cost of Sales (including $85,000, $63,000 and
  $31,000 of rent to officers)                                              21,783,000            25,186,000           23,903,000
                                                                          --------------------------------------------------------

           GROSS MARGIN                                                      7,216,000             6,658,000            4,826,000

Selling, General and Administrative Expenses                                 5,179,000             5,223,000            4,450,000
                                                                          --------------------------------------------------------

           OPERATING INCOME                                                  2,037,000             1,435,000              376,000

Interest Expense                                                               (37,000)             (269,000)            (375,000)

Other Income                                                                         -                29,000               44,000
                                                                          --------------------------------------------------------

           INCOME BEFORE INCOME TAXES                                        2,000,000             1,195,000               45,000

Provision for Income Taxes                                                     679,000               201,000                1,000
                                                                          --------------------------------------------------------

           NET INCOME                                                     $  1,321,000        $      994,000       $       44,000
                                                                          --------------------------------------------------------
                                                                          --------------------------------------------------------

Earnings per share

  Basic                                                                   $       0.39        $         0.30       $         0.01
                                                                          --------------------------------------------------------
                                                                          --------------------------------------------------------

  Diluted                                                                 $       0.38        $         0.30       $         0.01
                                                                          --------------------------------------------------------
                                                                          --------------------------------------------------------

Weighted-average number of common
  shares outstanding

  Basic                                                                      3,399,632             3,323,173            3,536,287
                                                                          --------------------------------------------------------
                                                                          --------------------------------------------------------

  Diluted                                                                    3,456,545             3,323,173            3,536,287
                                                                          --------------------------------------------------------
                                                                          --------------------------------------------------------

See Notes to Consolidated Financial Statements.

FIREPLACE MANUFACTURERS, INC.
 AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                                    Common Stock                 Additional
                                                ----------------------            Paid-In            Retained
                                                Shares          Amount            Capital            Earnings             Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1995                        3,552,500    $   36,000        $   353,000      $    1,392,000       $   1,781,000

 Issuance of stock for
   services                                       10,000             -              5,000                   -               5,000

 Repurchase of common
   stock for retirement                          (87,050)       (1,000)           (49,000)                  -             (50,000)

 Net income                                            -             -                  -              44,000              44,000
                                              ------------------------------------------------------------------------------------

Balance, March 31, 1996                        3,475,450        35,000            309,000           1,436,000           1,780,000

 Issuance of stock for
   services                                      193,252         2,000            145,000                   -             147,000

 Repurchase of common
   stock for retirement                         (220,752)       (2,000)          (206,000)                  -            (208,000)

 Net income                                            -             -                  -             994,000             994,000
                                              ------------------------------------------------------------------------------------

Balance, March 31, 1997                        3,447,950        35,000            248,000           2,430,000           2,713,000

 Issuance of stock for
   services                                      119,100         1,000            193,000                   -             194,000

 Repurchase of common                           (240,275)       (3,000)          (441,000)           (200,000)           (644,000)
   stock for retirement

 Net income                                            -             -                  -           1,321,000           1,321,000
                                              ------------------------------------------------------------------------------------

Balance, March 31, 1998                        3,326,775    $   33,000        $         -      $    3,551,000       $   3,584,000
                                              ------------------------------------------------------------------------------------
                                              ------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

FIREPLACE MANUFACTURERS, INC.
 AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                                                                  1998                1997                 1996
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
 Net income                                                                 $   1,321,000       $     994,000        $     44,000
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                                  583,000             618,000             558,000
   Deferred income taxes                                                          (90,000)           (195,000)            (11,000)
   Compensation applied to notes receivable                                           -               132,000              56,000
   Other                                                                           29,000              47,000                   -
   Bad debt expense                                                                39,000             142,000             272,000
   Issuance of common stock for services                                          194,000             147,000               5,000
   Changes in working capital components:
     (Increase) decrease in:
       Trade accounts receivable                                                  464,000             824,000          (1,084,000)
       Inventories                                                                276,000             888,000             767,000
       Prepaid expenses and other assets                                           46,000             (33,000)             41,000
     Increase (decrease) in accounts payable
       and accrued liabilities                                                   (614,000)            132,000            (775,000)
                                                                            ------------------------------------------------------
         NET CASH PROVIDED BY (USED IN)
           OPERATING ACTIVITIES                                                 2,248,000           3,696,000            (127,000)
                                                                            ------------------------------------------------------

Cash Flows From Investing Activities
  Purchases of equipment and leasehold improvements                              (243,000)           (345,000)           (479,000)
  Other                                                                            53,000              23,000                   -
  Increase in other assets                                                        (68,000)            (14,000)            (86,000)
  Payments on notes receivable from officers/
    stockholders                                                                      -                   -                16,000
                                                                            ------------------------------------------------------
           NET CASH (USED IN) INVESTING ACTIVITIES                               (258,000)           (336,000)           (549,000)
                                                                            ------------------------------------------------------

Cash Flows From Financing Activities
  Proceeds from long-term debt                                                        -                   -               146,000
  Payments on long-term debt                                                     (447,000)           (692,000)           (121,000)
  Net proceeds from (payments on) revolving
    line of credit                                                                    -            (2,263,000)            720,000
  Repurchase of common stock for retirement                                      (644,000)           (208,000)            (50,000)
                                                                            ------------------------------------------------------
           NET CASH PROVIDED BY (USED IN)
             FINANCING ACTIVITIES                                              (1,091,000)         (3,163,000)            695,000
                                                                            ------------------------------------------------------
           NET INCREASE IN CASH AND
             CASH EQUIVALENTS                                                     899,000             197,000              19,000

Cash and Cash Equivalents
  Beginning of year                                                               333,000             136,000             117,000
                                                                            ------------------------------------------------------

  End of year                                                               $   1,232,000       $     333,000        $    136,000
                                                                            ------------------------------------------------------
                                                                            ------------------------------------------------------

See Notes to Consolidated Financial Statements.

FIREPLACE MANUFACTURERS, INC.
 AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

Fireplace Manufacturers, Inc. (the Company) designs, manufactures and sells factory-built, energy-efficient metal fireplace systems to customers throughout the United States and Canada on terms established by the Company. The fireplaces are used in single-family homes, condominiums, apartments, other multiple-family dwellings and in manufactured housing. They can be used as part of a wall, in a corner or as a room divider. Fireplaces are sold mainly to homebuilders who install the system in new construction, and to retail distributors. Pending legislation in several states and major cities for clean air to meet Environmental Protection Agency requirements has resulted in the Company developing clean-burning appliances, the emphasis being on gas-burning appliances. While continuing to manufacture wood burning fireplaces, the Company has added gas-burning appliances to the product line. Also added to the product line are decorative gas log sets to retro-fit existing fireplaces in communities that have restricted the burning of wood.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES IS AS FOLLOWS:

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

CREDIT RISK AND SIGNIFICANT CUSTOMERS:

The Company sells its products to customers throughout the United States and Canada. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. The Company's credit losses for the periods presented have not exceeded management's estimates.

One major customer represented 23% of total net sales for 1998, 1997, and 1996. Accounts receivable from this customer totaled approximately $450,000 and $503,000 at March 31, 1998 and 1997, respectively. In addition, another customer represented 12% of total net sales for both 1998 and 1997 and 11% for 1996. Accounts receivable from this customer were approximately $348,000 and $279,000 at March 31, 1998 and 1997, respectively. There were no other customers who represented greater than 10% of net sales.

FIREPLACE MANUFACTURERS, INC.
 AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The Company periodically throughout the year has amounts on deposit at a financial institution that exceed the Federal Deposit Insurance Corporation limit.

INVENTORIES:

Inventories are generally valued at the lower of cost (first-in, first-out method) or market.

ADVERTISING:

The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense was approximately $279,000, $464,000 and $396,000 during 1998, 1997 and 1996, respectively.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

Equipment and leasehold improvements are recorded at cost and are depreciated using the straight-line method over useful lives ranging from 3 to 15 years for machinery and equipment, transportation equipment and furniture and fixtures, and 8 years or the term of the lease, whichever is shorter, for leasehold improvements.

INCOME TAXES:

Deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

RESEARCH AND DEVELOPMENT:

The Company incurs research and development costs in developing new products. During 1998, 1997 and 1996, the Company expensed approximately $766,000, $607,000 and $586,000, respectively.

FIREPLACE MANUFACTURERS, INC.
 AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE:

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128 EARNINGS PER SHARE
(EPS). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options (56,913 shares in the year ended March 31, 1998 and none in the fiscal years ended March 31, 1997 and 1996). The adoption of SFAS No. 128 had no effect on the prior years presentation.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company's financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The book value of these instruments are considered to be representative of their fair value.

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date.

STOCK-BASED COMPENSATION:

The Company accounts for stock-based employee compensation under the requirements of Accounting Principles Board (APB) Opinion No. 25, which does not require compensation to be recorded if the consideration to be received is at least equal to the intrinsic value at the measurement date. Nonemployee stock-based transactions are accounted for under the requirements of SFAS No. 123 ACCOUNTING FOR STOCK BASED COMPENSATION which requires compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

Note 2.   INVENTORIES

Inventories consist of the following:

                                                          1998          1997
--------------------------------------------------------------------------------
Raw materials                                       $  1,032,000  $  1,254,000
Work-in-process                                          239,000       265,000
Finished goods                                           300,000       328,000
                                                     ---------------------------
                                                     $  1,571,000  $  1,847,000
                                                     ---------------------------
                                                     ---------------------------

FIREPLACE MANUFACTURERS, INC.
 AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3.   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

                                                         1998           1997
--------------------------------------------------------------------------------
 Machinery and equipment                           $   2,889,000  $   2,982,000
 Tools, dies and molds                                 1,389,000      1,322,000
 Furniture, fixtures and vehicles                        352,000        629,000
 Leasehold improvements                                   60,000         64,000
 Research and development equipment                      256,000        279,000
                                                   -----------------------------
                                                       4,946,000      5,276,000
 Less accumulated depreciation and amortization        3,607,000      3,515,000
                                                   -----------------------------

                                                   $   1,339,000  $   1,761,000
                                                   -----------------------------
                                                   -----------------------------

NOTE 4.   ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                          1998          1997
--------------------------------------------------------------------------------
 Compensation                                      $   1,344,000  $     841,000
 Income taxes payable                                     10,000        136,000
 Warranty                                                138,000        148,000
 Other                                                   227,000        329,000
                                                   -----------------------------

                                                   $   1,719,000  $   1,454,000
                                                   -----------------------------
                                                   -----------------------------

NOTE 5.   LINE OF CREDIT

The Company may borrow up to $4,000,000 against eligible accounts receivable and inventories under terms of an accounts receivable and inventory line of credit agreement with a bank. Borrowings under this line of credit bear interest at the bank's prime rate (8.5% at March 31, 1998) plus .5%, with interest payable monthly. Advances are limited to 80% of eligible accounts receivable; plus 40% of eligible inventories (inventory advances are not to exceed $500,000). The line of credit expires on August 3, 1998. Borrowings under this line of credit agreement are collateralized by substantially all of the Company's assets. The line of credit contains restrictive covenants that require maintenance of working capital and other financial ratios, prohibit payment of dividends and have certain other limitations. At March 31, 1998, there were no amounts outstanding under this agreement and approximately $1,663,000 of availability.

FIREPLACE MANUFACTURERS, INC.
 AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5.   LINE OF CREDIT (CONTINUED)

The Company also has available a $500,000 equipment line of credit which converts to a forty-eight month term loan on August 1, 1998. The line bears interest at the bank's prime rate plus .75%. The line is subject to the same covenants as the line of credit. At March 31, 1998, there were no amounts outstanding under this agreement.

NOTE 6.   LONG-TERM DEBT

As of March 31, 1998, the Company has no long-term debt outstanding. The long-term debt outstanding as of March 31, 1997 totaled $447,000, consisted primarily of equipment loans and was paid-off during 1998.

NOTE 7.   STOCK OPTIONS

The Company has reserved 835,000 shares for issuance under the Company's 1997 Stock Option Plan. In the year ended March 31, 1998, the Company granted options to acquire 835,000 shares at a price of $2.88 per share. The options vest 20% on the date of grant and 20% on the anniversary of the date of grant thereafter. The options expire five years after the date of grant.

As permitted under generally accepted accounting principles, grants under these plans are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the stock option plan. Had compensation cost been determined based on the fair value method prescribed in SFAS No. 123, reported net income and basic and diluted earnings per share would have been reduced to $992,000, $0.29 and $0.28, respectively. In determining the amounts above, the value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in fiscal year 1998: no dividends, risk-free interest rate of 5.86%, price volatility of 79%, expected lives of five years and expected exercise rate of 100%. The weighted-average fair value of the options granted in fiscal year 1998 was $1.94 per share.

The above options, vested and unvested, will terminate upon consummation of the anticipated sale of the Company disclosed in Note 15.

FIREPLACE MANUFACTURERS, INC.
 AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8.   INCOME TAXES

The provision for income taxes consists of the following:

                                               1998         1997        1996
--------------------------------------------------------------------------------
 Current                                    $  769,000   $  396,000   $  12,000
 Deferred                                      (90,000)    (195,000)    (11,000)
                                            ------------------------------------

                                            $  679,000   $  201,000   $   1,000
                                            ------------------------------------
                                            ------------------------------------

A reconciliation of income tax expense to the amount computed by applying statutory income tax rates to income before income taxes:

                                               1998         1997        1996
--------------------------------------------------------------------------------
 Federal income tax                         $  700,000   $  418,000   $  16,000
 State income tax, net of federal benefit      106,000       72,000       3,000
 Federal and state income tax credits
  generated                                   (241,000)    (114,000)    (15,000)
 Change in valuation allowance                 100,000     (192,000)     15,000
 Officers' life insurance                            -       11,000     (30,000)
 Prior year state taxes assessment                   -            -      13,000
 Other                                          14,000        6,000      (1,000)
                                            ------------------------------------

                                            $  679,000   $  201,000   $   1,000
                                            ------------------------------------
                                            ------------------------------------

FIREPLACE MANUFACTURERS, INC.
 AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8.   INCOME TAXES (CONTINUED)

Significant components of the Company's deferred tax assets and liabilities as of March 31, 1998 and 1997 are as follows:

                                                            1998         1997
--------------------------------------------------------------------------------
 Deferred Tax Assets
  Tax credit carryforward                               $  292,000   $  155,000
  Bad debt reserve                                         102,000      109,000
  Accrued expenses                                               -       33,000
  Warranty reserve                                          54,000       59,000
  Other reserves                                            63,000       65,000
  Valuation allowance for deferred tax assets             (100,000)           -
                                                        -----------------------

      TOTAL DEFERRED TAX ASSETS, NET                       411,000      421,000

 Deferred Tax Liability, accumulated depreciation         (181,000)    (281,000)
                                                        -----------------------

                                                        $  230,000   $  140,000
                                                        -----------------------
                                                        -----------------------

Management has recorded a valuation allowance on deferred tax assets relating to tax credit carryforwards which are not expected to be realized within two years.

The components giving rise to the net deferred assets (liabilities) described above have been included in the accompanying consolidated balance sheets as of March 31, 1998 and 1997 as follows:

                                                           1998         1997
--------------------------------------------------------------------------------

 Current assets                                        $  411,000    $  421,000
 Noncurrent (liabilities)                                (181,000)     (281,000)
                                                       ------------------------

                                                       $  230,000    $  140,000
                                                       ------------------------
                                                       ------------------------

Business enterprise zone credit carryforwards as of March 31, 1998 expire as follows: 2012 $85,000; 2013 $207,000 (total $292,000).

FIREPLACE MANUFACTURERS, INC.
 AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9.   RELATED PARTY TRANSACTIONS

At March 31, 1996, advances to officers/stockholders totaled $132,000. These amounts originated by cash advances which were to be repaid in 1992 and 1994.
On March 31, 1992, terms related to the repayment of these advances were modified. Under the terms of the revised agreements, principal payments on the advances were due in semiannual installments over the next five years, with the notes bearing interest at rates ranging from 8% to 10%. In the event that the required cash payments were not made, the principal and interest due were to be offset against compensation otherwise due these individuals. The compensation used to repay these notes was determined annually based on merit, Company profits and reasonable business practices. In 1996, the Company determined the most likely method of collection was through future compensation or bonuses and, accordingly, reclassified the receivables as a reduction of stockholders' equity.

During the year ended March 31, 1994, the Company ceased selling to Rampart General Inc., a company partially owned by the Chairman of the Board of Directors and a stockholder of the Company, Willard V. Harris, Jr. The unpaid balance due the Company at March 31, 1995 of $645,000 was determined to be uncollectable and was written off in 1993. In 1993, in partial settlement of this account, Willard V. Harris, Jr. transferred a 26.25% limited partnership interest in California Real Estate Partners with a capital account of approximately $500,000 to the Company as partial payment of the indebtedness. The current capital account is approximately $75,000. Because of the limited value of this interest in the partnership, no value was recorded in the financial statements. During fiscal 1997, a four year repayment schedule was established for the remaining balance of approximately $163,000 which included a 10% interest rate which began on September 1, 1996. As of March 31, 1998, the entire amount has been considered paid by a charge to compensation expense and a reduction of bad debt expense.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES:

The Company's operations are conducted at facilities under an operating lease expiring April 30, 1999 and requiring monthly payments of approximately $29,000.

The Company also leases equipment under three long-term agreements. Two of the long-term agreements are with a company which is wholly-owned by two officers/stockholders of the Company. These agreements require monthly payments of approximately $7,000 and expire in July 2000 and November 2000 with a total commitment of approximately $212,000.

The future rental commitments on all leases at March 31, 1998 are as follows:
1999 $433,000; 2000 $124,000; 2001 $52,000; 2002 $6,000 (total $615,000).

Rent expense was $438,000, $382,000 and $294,000 during 1998, 1997 and 1996, respectively.

FIREPLACE MANUFACTURERS, INC.
 AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

ROYALTY AGREEMENTS:

The Company has an agreement which expires in the year 2009, to pay royalties on the sale of certain ceramic fiber log sets. The agreement requires a royalty payment of $2.25 per log set sold for the first five years and $1.50 per log set sold in years six through fifteen with a minimum of $1,500 per month in years six through fifteen. Total royalty expense under the agreement was approximately $77,000 during 1998.

The Company entered into a nonexclusive license agreement which expired in March 1996. Total royalty expense under the agreement was approximately $207,000 during 1996.

SEVERANCE COMPENSATION AGREEMENT:

The Company has entered into a severance compensation agreement with three of the Company's officers which expires on the earliest of the following dates: five years expiring in May 2001; termination of the executive's employment based on death, disability, retirement or cause or by the executive other than for good reason; one year from the date of a change in control if the executive has not terminated his employment for good reason. The terms of the agreement require severance compensation equal to 299% of the executive's average annualized compensation includable in his gross income for the five taxable years immediately preceding the date of the change in control. The severance compensation agreement will be terminated upon consummation of the anticipated sale of the Company disclosed in Note 15.

SALE OF TRADE RECEIVABLES:

The Company began to utilize an agreement with a finance company whereby the finance company, with the approval of the customer, will purchase receivables from the Company. The finance company then pays the Company for the invoiced purchase under two programs. Under the first program the invoice is paid within 15 days at a discount of 2.25%. Under the second program the invoice is paid within 30 days at a discount of 1.75%. The agreement contains a clause whereby if the finance company repossesses any inventory, the Company is obligated to buy back the repossessed inventory. During 1998 and 1997, the Company sold receivables of approximately $4,267,000 and $2,400,000. The balance sheets at March 31, 1998 and 1997 include approximately $151,000 and $150,000 due from the finance company. Management estimates that there will be no amounts of inventory repurchased under this agreement.

YEAR 2000:

Based on a preliminary study by management, the Company expects to incur approximately $150,000 to $250,000 to modify its information systems to accurately process information in the year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized.

FIREPLACE MANUFACTURERS, INC.
 AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

CONTINGENCY:

A claim was asserted against the Company alleging infringement of a company's patent. The district court granted the Company's motion for summary judgment and held that the Company's products do not infringe the patent at issue, either literally or by operation of the doctrine of equivalents. The summary judgment has been appealed. The Company's independent counsel is unable to express an opinion as to the probable outcome of the action and therefore no estimate can be made of a range of amount of loss, if any, that is reasonably possible. No amounts have been accrued in regards to this matter and it is reasonable possible that a change in the estimate will occur in the near term.

NOTE 11.  RETIREMENT SAVINGS PLAN

The Company has a defined contribution 401(k) savings plan (Plan) which covers all employees meeting minimum age and service requirements. The Company provides a matching contribution of 25% of the first 3% saved by the employee. Total contributions to the Plan were $11,000, $13,000 and $11,000 during 1998, 1997 and 1996, respectively.

NOTE 12.  DISCRETIONARY BONUSES

The Company pays discretionary bonuses to its officers and key employees. The amounts of these bonuses charged to expense were as follows:


                      Paid or        Reduction
                      Payable        of Notes       Common
                      in Cash       Receivable       Stock       Automobiles       Total
-------------------------------------------------------------------------------------------
 1998
  Officers          $   779,000    $   138,000    $   194,000    $    58,000    $ 1,169,000
  Key employees         540,000              -              -              -        540,000

 1997
  Officers          $   260,000    $   149,000    $   147,000    $         -    $   556,000
  Key employees         281,000              -              -              -        281,000

 1996
  Officers          $    64,000    $    56,000    $         -    $         -        120,000
  Key employees          10,000              -              -              -         10,000

FIREPLACE MANUFACTURERS, INC.
 AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                1998        1997         1996
--------------------------------------------------------------------------------
 Cash payments for:
  Interest                                 $    37,000  $   290,000  $  370,000
                                           -------------------------------------
                                           -------------------------------------

  Income taxes                             $   895,000  $   189,000  $   85,000
                                           -------------------------------------
                                           -------------------------------------

NOTE 14.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130 REPORTING COMPREHENSIVE INCOME and SFAS No. 131 DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 130 requires an enterprise to report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

NOTE 15.  SUBSEQUENT EVENTS

ANTICIPATED SALE OF THE COMPANY:

The Company has signed a letter of intent to merge with another company. The Company's common stock will be exchanged for $7.14 per share, not to exceed $23,750,000. Upon consummation of the merger, all outstanding stock options will be canceled and all existing employment agreements will be terminated. Upon closing, three members of the executive management team will enter into three year noncompete agreements with the buyer, each providing for one-time payments of $1,000,000. In addition, one additional member of the executive team will enter into a three year noncompete agreement providing for a one-time payment of $250,000. The financial statements do not reflect any adjustment which may be necessary as a result of this transaction.

1999 PROFIT SHARING PLAN:

The Company has adopted the 1999 profit sharing plan for all employees which provides for the following profit sharing rates: 0% on the first $1,000,000 of pre-tax income, approximately 22% of pre-tax income over $1,000,000 and up to $2,000,000, approximately 33% of pre-tax income over $2,000,000 and up to $3,000,000 and approximately 44% of pre-tax income over $3,000,000.