Form 10-K405/A
period 1998-03-31
FIREPLACE MANUFACTURERS INC
filed 1998-08-05
CIK 738992

                                      FORM 10-KA


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

ITEM 3    LEGAL PROCEEDINGS

A claim was asserted against the Company alleging infringement of a company's patent. The original claim was for $50 per unit sold that infringed upon the patent (management estimated the potential claim at approximately $1,000,000). The district court granted the Company's motion for summary judgment and held that the Company's products do not infringe the patent at issue, either literally or by operation of the doctrine of equivalents. The summary judgment has been appealed. The Company's independent counsel is unable to express an opinion as to the probably outcome of the action and therefore no estimate can be made of a range of amount of loss, if any, that is reasonably possible. No amounts have been accrued in regards to this matter and it is reasonably possible that a change in the estimate will occur in the near term.

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

Accounts receivable (before allowances for doubtful accounts) at March 31, 1998 were $2,063,000, compared to $2,579,000 at March 31, 1997. The 20%
decrease is primarily attributed to improved credit collections. Days sales outstanding at March 31, 1998 was 25 compared to 28 at March 31, 1997. In 1996, the Company began to utilize an agreement with a finance company whereby the finance company, with the approval of the customer, will purchase receivables from the Company. Under the first program the invoice is paid within 15 days at a discount of 2.25%. Under the second program the invoice is paid within 30 days at a discount of 1.75%. The agreement contains a clause whereby if the finance company repossess' any inventory of the customer, the Company is obligated to repurchase the repossessed inventory. There have not been and the Company does not anticipate any material repurchases of inventory. The Company accounts for this arrangement as a sale of receivable. During 1998 and 1997, the Company sold receivables of approximately $4,267,000 and $2,400,000. The balance sheet at March 31, 1998 includes approximately $150,000 due from the finance company. At March 31, 1998 and 1997 the amount of receivables sold to but not collected by the finance company was approximately $722,000 and $610,000 respectively. The impact of the sales of receivables on the days sales outstanding was to reduce the days sales outstanding by 10 and 9 days at March 31, 1998 and 1997 respectively. The allowances for doubtful accounts decreased for the year $11,000 from $272,000 to $261,000 at March 31, 1998. The decreased reserve is related to the lower accounts receivable balance.

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

During the fiscal year 1998, the Company generated $241,000 in tax credits that can be used to offset State of California income taxes. The Company had $155,000 of tax credit carryforwards available at March 31, 1997. The Company was able to realize only $92,000 of these credits on its March 31, 1998 income tax return resulting in $292,000 carryforward to future years. The Company's policy is to record a valuation allowance on tax credits that are not expected to be realized within two years even though the statutory expiration date may be longer. Accordingly, the Company has recorded a valuation allowance of $100,000 at March 31, 1998 on the deferred tax assets relating to tax credit carryforwards. The Company did not record a valuation alowance at March 31, 1997 because the tax credit carryforwards of $155,000 were expected to be utilized within two years.

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

Consolidated Statements of Stockholders' Equity for the
years ended March 31, 1998, 1997, and 1996                       F-4

Consolidated Statements of Cash Flows for
the years ended March 31, 1998, 1997, and 1996                   F-5

Notes to Consolidated Financial Statements                       F-6 to F-16


REPORTS ON FORM 8-K
A Report on Form 8-K item 5 was filed on April 2, 1998 regarding the merger of the Company and DESA International.


EXHIBITS

3.1 Articles of Incorporation, as amended incorporated by reference to the identically numbered exhibit in the 1997 10-K.
3.2 By-laws as amended incorporated by reference to the identically numbered exhibit in the 1997 10-K.
10.3 Severance Compensation Agreements incorporated by reference to the identically numbered exhibit in the 1997 10-K.
10.4      Plan and Agreement of Reorganization with DESA International, Inc. (1)
10.5      Voting and Option Agreement with DESA International, Inc. (1)
20.1      Agreement with EVCON Inc.
20.3      Lease with SPS Technologies
20.5      Manufacturer's Repurchase Agreement with TFC Textron
20.7      Promissory Note Equipment Line of Credit
20.9      Promissory Note Receivables Line of Credit, with Change of Terms
          Extension





Footnote (1): Incorporated by reference to Amendment No. 3 to Schedule 13D filed by DESA International, Inc. on June 5, 1998.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 3, 1998.


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



/s/ WILLARD V. HARRIS
-----------------------------------
Willard V. Harris
Chairman of the Board                             Date:  August 3, 1998


/s/ WILLARD P. HARRIS
-----------------------------------
Willard P. Harris, Director                       Date:  August 3, 1998


/s/ JOHN D. HORNSBY
-----------------------------------
John D. Hornsby, Director                         Date:  August 3, 1998


/s/ JANE A. IOVINE
-----------------------------------
Jane A. Iovine, Vice President
Chief Financial Officer                           Date:  August 3, 1998

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

Prior to March 31, 1994, the Company had sales to Rampart General Inc. (Rampart), a company partially owned by the Chairman of the Board of Directors and a stockholder of the Company, Willard V. Harris, Jr. The unpaid balance due the Company at March 31, 1993 of approximately $645,000 was determined to be uncollectable and was written off as a charge to bad debt expense in 1993. In 1993, Willard V. Harris, Jr. transferred a 26.25% limited partnership interest in California Real Estate partners with a capital account of approximately $500,000 at that time to the Company as partial payment of the indebtedness leaving a balance due from Rampart at March 31, 1993 of approximately $145,000. Because of the uncertainty of the value of this interest in the partnership, no recovery of the amount written off has been recorded in the financial statements. During fiscal 1997, a four year repayment schedule was established for the remaining balance of approximately $163,000, which included accrued interest. During fiscal year 1998, the Company paid a cash bonus to Willard V. Harris which he directed that the Company apply a portion of to the remaining unpaid balance due from Rampart. This bonus was recorded as compensation expense. Since the original amount due from Rampart was charged to bad debt expense, the recovery of this amount was recorded as a reduction of bad debt expense.

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

SALE OF TRADE RECEIVABLES:

The Company began to utilize an agreement with a finance company whereby the finance company, with the approval of the customer, will purchase receivables from the Company. The finance company then pays the Company for the invoiced purchase under two programs. Under the first program the invoice is paid within 15 days at a discount of 2.25%. Under the second program the invoice is paid within 30 days at a discount of 1.75%. The agreement contains a clause whereby if the finance company repossesses any inventory, the Company is obligated to buy back the repossessed inventory. During 1998 and 1997, the Company sold receivables of approximately $4,267,000 and $2,400,000. The balance sheets at March 31, 1998 and 1997 include approximately $151,000 and $150,000 due from the finance company. At March 31, 1998 and 1997, the amount of receivables sold to, but not collected by, the finance company was approximately $722,000 and $610,000 respectively. Management estimates that there will be no amounts of inventory repurchased under this agreement and, accordingly, no reserve has been recorded for the recourse provision.

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

FIREPLACE MANUFACTURERS, INC.
 AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

CONTINGENCY:

A claim was asserted against the Company alleging infringement of a company's patent. The original claim was for $50 per unit sold that infringed upon the patent (management estimated the potential claim at approximately $1,000,000). The district court granted the Company's motion for summary judgment and held that the Company's products do not infringe the patent at issue, either literally or by operation of the doctrine of equivalents. The summary judgment has been appealed. The Company's independent counsel is unable to express an opinion as to the probable outcome of the action and therefore no estimate can be made of a range of amount of loss, if any, that is reasonably possible. No amounts have been accrued in regards to this matter and it is reasonable possible that a change in the estimate will occur in the near term.

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