Form 10-Q
period 1998-06-30
FIREPLACE MANUFACTURERS INC
filed 1998-08-12
CIK 738992

                                      FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C.  20549


/X/                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE QUARTER ENDED JUNE 30, 1998

                                         OR

/ /                TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            Commission File No. 0-13746

                           FIREPLACE MANUFACTURERS, INC.
               (Exact Name of Registrant as specified in its charter)


              California                                 95-3244946
----------------------------------------------    --------------------------
(State or other jurisdiction of Incorporation)    (I.R.S. Employer I.D. No.)

2701 South Harbor Boulevard, Santa Ana, California  92704
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:    (714)  549-7782
                                                     --------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES  /X/                 NO  / /

The number of shares outstanding of each of the Registrant's classes of Common Stock as of July 22, 1998, was as follows:

Common Stock, $0.01 Par Value per share - 3,326,775

Documents incorporated by reference.  None

                                    PART I

                            FINANCIAL INFORMATION

The following comparative financial statements for the three month period ended June 30, 1998, have not been audited by independent public accountants; but, in the opinion of management, all adjustments necessary to present fairly the results of operations for the periods have been included.

The statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations.

Operating results for the three month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. It is suggested that the condensed financial statements be read in conjunction with the financial statements and accompanying notes included in the Company's 1998 Annual Report on Form 10-K.

                 FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                    JUNE 30
                                                      1998          MARCH 31
                                                  (UNAUDITED)         1998
                                                  ------------     ----------
ASSETS
Current Assets:
  Cash and Cash Equivalents                        $1,303,000       $1,232,000
  Trade accounts and notes receivable, less
    allowance for doubtful accounts of $249,000
    at June 30, 1998, and $261,000 at
    March 31, 1998                                  1,985,000        1,802,000
  Inventories (Note 2)                              1,550,000        1,571,000
  Prepaid expenses and other assets                    74,000           74,000
  Deferred Income Taxes                               411,000          411,000
                                                   ----------       ----------
      TOTAL CURRENT ASSETS                          5,323,000        5,090,000

Property and Equipment at cost, Net (Note 3)        1,241,000        1,339,000

Other Assets                                           50,000          218,000
                                                   ----------       ----------
                                                   $6,614,000       $6,647,000
                                                   ----------       ----------
                                                   ----------       ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable                                  1,351,000        1,163,000
  Accrued Liabilities                               1,166,000        1,719,000
                                                   ----------       ----------
      TOTAL CURRENT LIABILITIES                     2,517,000        2,882,000
                                                   ----------       ----------

Long-Term Debt                                              0                0
Deferred Income Taxes                                 181,000          181,000
                                                   ----------       ----------
      TOTAL LONG TERM LIABILITES                      181,000          181,000
                                                   ----------       ----------
Preferred Stock:    $1.00 par value, authorized
  1,000,000 shares; none issued or outstanding

Common Stock:    $.01 par value, authorized
  10,000,000 shares; issued and outstanding
  3,326,775 shares at June 30, 1998 and
  3,326,775 at March 31, 1998                          33,000           33,000

Retained Earnings                                   3,883,000        3,551,000
                                                   ----------       ----------
      TOTAL STOCKHOLDERS' EQUITY                    3,916,000        3,584,000
                                                   ----------       ----------
                                                   $6,614,000       $6,647,000
                                                   ----------       ----------
                                                   ----------       ----------

The accompanying notes are an integral part of these financial statements.

               FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             THREE MONTHS ENDED
                                                          JUNE 30           JUNE 30
                                                            1998              1997
                                                         (UNAUDITED)      (UNAUDITED)
                                                         -----------      -----------
Net Sales                                                $6,797,000       $7,768,000

Cost of Sales                                             5,060,000        5,707,000
                                                         ----------       ----------
  Gross Margin                                            1,737,000        2,061,000

Selling, General, and Administrative Expenses             1,199,000        1,597,000
                                                         ----------       ----------
  Operating Income                                          538,000          464,000

Interest Income or (Expense)                                 12,000           (7,000)
                                                         ----------       ----------
  Earnings before income taxes                              550,000          457,000

Provision for Income Taxes                                  220,000          183,000
                                                         ----------       ----------

  NET EARNINGS                                              330,000          274,000
                                                         ----------       ----------
                                                         ----------       ----------
Basic and Diluted Earnings per Common Share (Note 6)          $0.10            $0.08
                                                         ----------       ----------
                                                         ----------       ----------


The accompanying notes are an integral part of these financial statements.

                 FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             THREE MONTHS ENDED
                                                           JUNE 30          JUNE 30
                                                            1998             1997
                                                         (UNAUDITED)      (UNAUDITED)
                                                         -----------      -----------
CASH FLOW FROM OPERATING ACTIVITIES
Net earnings                                                 $330,000        $274,000

Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization before retirements          149,000         147,000
    Loss (gain) on sale of property and equipment
    Changes in operating assets and liabilities:
      Trade accounts and notes receivable                    (183,000)        370,000
      Inventories                                              21,000        (104,000)
      Prepaid expenses and other assets                       168,000         (26,000)
      Accounts payable and accrued liabilities               (364,000)       (120,000)
                                                           ----------        --------

Net cash provided by operating activities                     121,000         541,000
                                                           ----------        --------

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment                           (51,000)        (85,000)
Proceeds from sale of property and equipment                    1,000
                                                           ----------        --------

Net cash used in investing activities                         (50,000)        (85,000)
                                                           ----------        --------

CASH FLOW FROM FINANCING ACTIVITIES
Payments on long-term debt                                                    (53,000)
Repurchase of common stock                                                    (37,000)
                                                           ----------        --------

Net cash used in financing activities                               0         (90,000)
                                                           ----------        --------

Net increase in cash and cash equivalents                      71,000         366,000
Cash and cash equivalents at beginning of period            1,232,000         333,000
                                                           ----------        --------
Cash and cash equivalents at end of period                 $1,303,000        $699,000
                                                           ----------        --------
                                                           ----------        --------

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

2.    INVENTORIES

Inventories are comprised of:

                                                (UNAUDITED)
                                                  JUNE 30          MARCH 31
                                                    1998             1998
                                                 ----------       ----------
Raw Materials                                     $1,090,000       $1,032,000
Work in Progress                                     239,000          239,000
Finished Goods                                       221,000          300,000
                                                  ----------       ----------
         TOTAL                                    $1,550,000        1,571,000
                                                  ----------       ----------
                                                  ----------       ----------

3.    PROPERTY AND EQUIPMENT

The Company's investment in property and equipment, at cost, less related accumulated depreciation and amortization is summarized below:

                                                (UNAUDITED)
                                                  JUNE 30         MARCH 31
                                                    1998             1998
                                                 ----------       ----------
Machinery and Equipment                           $2,926,000       $2,889,000
Tools, Dies and Molds                              1,395,000        1,389,000
Furniture, Fixtures, and Vehicles                    352,000          352,000
Buildings and Leasehold Improvements                  60,000           60,000
Research and Development Equipment                   262,000          256,000
                                                  ----------       ----------
                                                  $4,995,000       $4,946,000

Accumulated Depreciation and Amortization          3,754,000        3,607,000
                                                  ----------       ----------
                                                  $1,241,000       $1,339,000
                                                  ----------       ----------
                                                  ----------       ----------

4.    RELATED PARTY TRANSACTIONS

The Company has two monthly operating leases of equipment with H&H Equities Incorporated. H&H Equities Incorporated is wholly owned by Willard P. Harris and John D. Hornsby, officers of the Company and members of the Company's Board of Directors. The monthly lease payments are $7,119 and totaled $21,357 for the three months ended June 30, 1998.

                 FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


5. STOCK OPTIONS

During 1997, FMI granted options for 835,000 shares at an option price of $2.88. The options vest evenly over five years from the grant date. No options have been exercised or expired during 1998. As part of the proposed merger with DESA International, FMI has obtained agreement from each holder of such options to cancel his or her options immediately prior to the merger for the aggregate consideration of $28,823.

As permitted under generally accepted accounting principles, grants under these plans are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the stock option plan.

6. EARNINGS PER SHARE DISCLOSURES

Effective December 31, 1997, the Company Adopted Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings Per Share", which supersedes Accounting Principles Board (APB) Opinion No. 15. Statement No. 128 requires the presentation of basic and diluted earnings per share. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. The Company initially applied Statement No. 128 for its interim period ending December 31, 1997. Since December 31, 1997, is the first period the Company must apply these provisions, the reported earnings per share for June 1997 have been restated to conform to the new requirements.

The weighted average number of common shares and common share equivalents outstanding during the period used to compute basic and diluted earnings per share is as follows:

                                                       Weighted
                                                        Average     Earnings Per
THREE MONTHS ENDED 6/30/98:                 Income      Shares          Share
                                            ------     ---------    -------------
Basic EPS                                  330,000      3,326,775        0.10

Effect of Dilutive Securities
Options                                          0         86,437
                                           -------      ---------        ----
Diluted EPS                                330,000      3,413,212        0.10

THREE MONTHS ENDED 6/30/97:

Basic EPS                                  274,000      3,429,884        0.08

Effect of Dilutive Securities                    0              0
                                           -------      ---------        ----
Diluted EPS                                274,000      3,429,884        0.08

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1) LIQUIDITY AND CAPITAL RESOURCES

Accounts receivable (before allowance for doubtful accounts) at June 30, 1998 were $2,234,000 compared to $2,063,000 at March 31, 1998. This 8.3% increase is due to timing of cash receipts. The Company's standard terms are 1% 10
Net 30 and the June 30, 1998 days sales outstanding is 28 an increase of 3 days from the March 31, 1998 days sales outstanding of 25. Management is not aware of any significant potential uncollectable accounts. The Company continues to utilize a financing agreement, with the approval of the customer, where the Company is paid within 15 days at a discount of 2.25% or within 30 days at a discount of 1.75%. The agreement contains a clause whereby if the finance company repossess' any inventory of the customer, the Company is obligated to repurchase the repossessed inventory. The Company does not anticipate any material repurchase of inventory. The Company accounts for this arrangement as a sale of receivables. The balance sheet at June 30, 1998 and March 31, 1998 includes approximately $223,000 and $150,000 due from the finance company respectively. At June 30, 1998 and March 31, 1998 the amount of receivables sold to but not collected by the finance company was approximately $430,000 and $722,000 respectively. The impact of the sales of receivables on the days sales outstanding was to reduce the days sales outstanding by 3 and 10 days at June 30 and March 31, 1998 respectively.

                 FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Accrued liabilities decreased due to payment of fiscal year 1998 bonus'. The bonus' were paid in May of 1998.

The current ratio has increased 19% as of June 30, 1998 to 2.11:1 from 1.76:1 at March 31, 1998. Cash balances and accounts receivable balances increased at June 30 and accruals decreased due to payment of annual profit sharing.

The Company has made capital additions of $51,000 during the three months ended June 30, 1998. The Company anticipates total purchases of approximately $450,000 during the fiscal year ending March 31, 1999.

(2) RESULTS OF OPERATIONS

Sales for the three months ended June 30, 1998 Decreased by 12.5% from the same three month period in 1997. This decrease is attributed to the Company's decision to decrease sales of lower margin wood burning fireplaces and accessories coupled with poor weather conditions and customer concerns related to the proposed merger with DESA International.

Cost of sales as a percent of sales increased 1% for the three months ended June 30, 1998 from the same period in 1997 due to the relationship of the fixed costs included in cost of sales to the lower sales.

Selling, general, and administrative expenses were 17.6% of sales for the three months ended June 30, 1998 compared to 20.6% for the same period in 1997. The decrease is attributed to lower bonus accruals plus lower commissions and promotions on lower sales.

Interest income and expense changed from a $7,000 expense for the three month ended June 30, 1997 to $12,000 of income for the three months ended June 30, 1998. The increase is due to the elimination of borrowed money coupled with increased cash which is earning interest.

Net earnings as a percent of sales increased by 1.4% for the three months ended June 30, 1998 compared to the same period in 1997. The increase is attributed to lower bonus accruals and commissions expense.

(3) YEAR 2000 DISCLOSURE

The Company's computer systems are not compliant with year 2000 requirements. At this time management is considering several options to gain compliance with prices ranging from $50,000 to $250,000. Price differences would allow for other system upgrades to be implemented simultaneously with the year 2000 solution.

(4) FORWARD LOOKING STATEMENTS

Certain information presented in this report constitutes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. In addition to matters affecting the economy and the Company's industry generally, factors which could cause actual results to differ from expectations include the following:
*  Loss of one or more significant customers
*  Reduction in gross profit margins due to competitive pricing pressures
* Changes in governmental regulation or failure to comply with existing regulation
*  Changes in the cost or availability of purchased parts
*  Inability to reduce costs while maintaining customer service

(5)  NEW ACCOUNTING PRONOUNCEMENTS

No related pronouncements were issued this quarter.

                 FIREPLACE MANUFACTURERS, INC., AND SUBSIDIARY
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

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

ITEM 5. OTHER INFORMATION

The company entered into an Agreement and Plan of Reorganization with DESA International on May 13, 1998 in which the Company will be merged with and into DESA International. As part of such merger the Company's common stock will be exchanged for $7.14 per share, not to exceed $23,750,000. Upon consummation of the merger, all outstanding stock options, subject to possible adjustment, will be canceled and all existing employment agreements and severance compensation agreements will be terminated. Upon closing, three members of the executive management team will enter into three year non-compete agreements with the buyer. Consummation of the merger is dependent upon the approval of the shareholders at a special meeting scheduled to be held on August 18, 1998. No assurances can be given that the merger will be consummated.

ITEM 6

(a)    Exhibits

(27) Financial Data Schedule: Incorporated by reference from the Electronic filing of this report.

(b)    Reports on Form 8-K

No Form 8-K was filed during this quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 11, 1998                 FIREPLACE MANUFACTURERS, INC.

                                       BY:  /s/ WILLARD P. HARRIS
                                            ----------------------------------
                                            Willard P. Harris
                                            Chief Executive Officer

                                            /s/ JANE ANN IOVINE
                                            ----------------------------------
                                            Jane Ann Iovine
                                            Chief Financial Officer